Form 10QSB
period 2002-06-30
NOVUS LABORATORIES INC
filed 2002-08-14
CIK 1171176

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


              Commission File Number: 0-49756

                   NOVUS LABORATORIES, INC.
   ----------------------------------------------------
  (Exact name of Registrant as specified in its charter)


        Nevada                                     92-0201235
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

     1255 W. Pender Street
 Vancouver, B.C., Canada  V6E 2V1          (604) 325-1987
---------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 6,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "NVSL".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for Novus Laboratories, Inc. (Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10SB/A, filed June 27, 2002.

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Independent Review Engagement Report
---------------------------------------------------------------






























------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Independent Review Engagement Report
------------------------------------------------------------------------------



C O N T E N T S


                                                                      Page
      		                                                   ------

INDEPENDENT REVIEW ENGAGEMENT REPORT                                   1


INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION                   2


INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT                     3


INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS                           4


INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY      5


NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS            6 TO 8











------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

P A R K E R  &  C O.                                 Page 1 of 8
CHARTERED ACCOUNTANTS
-----------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-4577
-----------------------------------------------------------------
INDEPENDENT REVIEW ENGAGEMENT REPORT

To the stockholders of Novus Laboratories, Inc. (Formerly Asia
Pacific Trading, Inc.):

We have reviewed the interim consolidated statement of financial position of Novus Laboratories, Inc. as at 30 June 2002 and as at 31 December 2001 and the interim consolidated statements of results of operations and cash flows for the three months and six months ended 30 June 2002 and 2001 and the interim consolidated statement of changes in stockholders' equity from the date of incorporation 29 September 1998 to 30 June 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim consolidated financial statements are the responsibility of the company's management.

A review of interim consolidated financial information consists principally of obtaining an understanding of the system for the preparation of interim consolidated financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. A review is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.

We have previously audited, in accordance with generally accepted auditing standards in the United States, the consolidated statements of financial position as at 31 December 2001, and the consolidated statements of results of operation and cash flow for the year then ended and the consolidated statement of changes in shareholders' equity from inception, 29 September 1998, to 31 December 2001; and in our report dated 17 March 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim consolidated statement of financial position as of 30 June 2002, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.

These interim consolidated financial statements have been prepared assuming the company will continue as a going concern. As stated in
Note 2 to the interim consolidated financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
01 August 2002

/s/ PARKER & CO.
CHARTERED ACCOUNTANTS
                                     5

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
Unaudited - See the Independent Review Engagement Report           Page 2 of 8
------------------------------------------------------------------------------
                                                        AS AT            AS AT
                                                      30 JUNE      31 DECEMBER
                                                         2002             2001
                                                    ------------   -----------
CURRENT ASSETS
Cash                                                  $       0     $       17
                                                    ------------   -----------
Total current assets                                          -             17
                                                    ------------   -----------
                                                    ------------   -----------

TOTAL ASSETS                                          $       0     $       17
                                                    ============   ===========

CURRENT LIABILITIES
Accounts payable                                      $   8,000     $    4,550
                                                    ------------   -----------
Total current liabilities                                 8,000          4,550
                                                    ------------   -----------

STOCKHOLDERS' EQUITY  (DEFICIENCY IN ASSETS)
Share capital, Note 3                                     6,000          6,000
Additional paid-in capital                               47,968         47,968
Deficit                                                (61,968)       (58,501)
                                                    ------------   -----------
Total stockholders' equity (deficiency in assets)	  (8,000)        (4,533)
                                                    ------------   -----------

                                                    ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      0      $      17
			                                  ============   ===========



------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
Unaudited - See the Independent Review Engagement Report           Page 3 of 8
------------------------------------------------------------------------------
                                          FOR THE THREE            FOR THE SIX
                                           MONTHS ENDED           MONTHS ENDED
                                       -------------------  -------------------
                                        30 JUNE   30 JUNE     30 JUNE  30 JUNE
                                          2002      2001        2002     2001
                                       --------- ---------  --------- ---------
REVENUE
Sales                                  $      0  $      0    $      0  $      0
Interest earned                               -         -           -         -
                                       --------- ---------  --------- ---------
Total revenue                                 -         -           -         -
                                       --------- ---------  --------- ---------

ABANDONED OPERATING EXPENSES, NOTE 1
Bank charges                                  -       (17)         17       123
Professional fees	                        3,000        863      3,450     1,726
                                       --------- ---------  --------- ---------
Total abandoned operating expenses        3,000        846      3,467     1,849
                                       --------- ---------  --------- ---------

LOSS                                    (3,000)       (846)    (3,467)   (1,849)

INCOME TAXES, NOTE 4                         -           -          -         -
                                       --------- ---------  --------- ---------
NET LOSS                               ($3,000)     ($846)   ($3,467)  ($1,849)
                                       ========= =========  =========  ========
LOSS PER SHARE, NOTE 5                  ($0.00)    ($0.00)    ($0.00)	($0.00)
                                       ========= =========  =========  ========

WEIGHTED AVERAGE NUMBER OF SHARES     6,000,000  6,000,000  6,000,000 6,000,000
                                       ========= =========  =========  ========

DEFICIT, BEGINNING                    ($58,968)  ($55,931)  ($58,501) ($54,928)
Net loss                                (3,000)      (846)    (3,467)   (1,849)
                                       --------- ---------  --------- ---------
DEFICIT, ENDING                       ($61,968)  ($56,777)  ($61,968) ($56,777)
                                       ========= =========  =========  ========

------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited - See the Independent Review Engagement Report           Page 4 of 8
------------------------------------------------------------------------------
                                          FOR THE THREE            FOR THE SIX
                                           MONTHS ENDED           MONTHS ENDED
                                       -------------------  -------------------
                                        30 JUNE   30 JUNE     30 JUNE  30 JUNE
                                          2002      2001        2002     2001
                                       --------- ---------  --------- ---------

CASH PROVIDED (USED) FROM OPERATIONS

From operation
Net loss                                ($3,000)   ($846)    ($3,467)  ($1,849)
                                       --------- ---------  --------- ---------
                                        ( 3,000)   ( 846)    ( 3,467)  ( 1,849)
Changes in working capital
other than cash

Accounts payable                          3,000      863       3,450     1,726
                                      --------- ---------  --------- ---------
Total changes in working
capital other than cash                   3,000      863       3,450     1,726
                                      --------- ---------  --------- ---------
Total cash provided (used)
from operations                               -       17        (17)     (123)
                                      --------- ---------  --------- ---------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY                           -        -           -         -
                                      --------- ---------  --------- ---------
Total cash provided (used) by
investment activity                           -        -           -         -
                                      --------- ---------  --------- ---------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY

Shares issued                                 -        -           -         -
Additional paid in capital                    -        -           -         -
                                      --------- ---------  --------- ---------
Total cash provided by
financing activities                          -        -           -         -
                                      --------- ---------  --------- ---------
CASH CHANGE                                   -       17        (17)     (123)

CASH BEGINNING                                -        -         17       140
                                      --------- ---------  --------- ---------
CASH ENDING                            $      0  $    17 	$     0   $    17
                                      ========= =========  ========= =========
COMPRISED OF:
Cash                                  $      0  $    17 	$     0   $    17
                                      ========= =========  ========= =========

------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCORPORATION, 29 SEPTEMBER 1998, TO 30 JUNE 2002
Unaudited - See the Independent Review Engagement Report          Page 5 of 8
------------------------------------------------------------------------------
                              COMMON   COMMON ADDITIONAL
                               STOCK    STOCK    PAID IN
CONSIDERATION                 ISSUED   AMOUNT    CAPITAL   DEFICIT      TOTAL
--------------------------  --------  -------- --------- --------- -----------
Private placement for cash
Trading restrictions apply
Issued on 1 December 1998
Issue price was
$0.005 per share		   1,000,000  $  1,000  $  4,000             $   5,000

Net loss from 29 September
1998, date of incorporate,
to 31 December 1998                                        ($1,054)    (1,054)
                           ---------  -------- --------- --------- -----------
Balance 31 December 1998   1,000,000     1,000     4,000    (1,054)      3,946

Private placement for cash
No trading restrictions
Issued on 6 April 1999
Issue price was $0.05      1,000,000     1,000    49,000                50,000

Net loss for the year
ended 31 December 1999                                     (12,336)   (12,336)
                           ---------  -------- --------- --------- -----------
Balance 31 December 1999   2,000,000     2,000    53,000   (13,390)     41,610

Purchase of Novus
Laboratories, Inc. of
Nevada Trading restrictions
apply	Issued on
11 May 2000                4,000,000     4,000    (5,032)              (1,032)

Stock split 3 for 1
Cancelled on 20 June 2000 (6,000,000)   (6,000)    6,000                    -
Reissued  on 20 June 2000  18,000,000    18,000  (18,000)                   -

Stock surrendered to
treasury Cancelled on
15 July 2000             (12,000,000)  (12,000)   12,000                    -

Net loss for the year
ended 31 December 2000                                     (41,538)   (41,538)
                           ---------  -------- --------- --------- -----------
Balance as at
31 December 2000           6,000,000     6,000    47,968   (54,928)      (960)

Net loss for the three
months 31 March 2001                                        (1,003)    (1,003)
                           ---------  -------- --------- --------- -----------
Balance as at 31 March 2001 6,000,000    6,000    47,968   (55,931)    (1,963)

Net loss for the nine
months ended
31 December 2001                                            (2,570)    (2,570)
                           ---------  -------- --------- --------- -----------
Balance as at
31 December 2001            6,000,000    6,000    47,968   (58,501)    (4,533)

Net loss for the three
months ended 31 March 2002                                    (467)      (467)
                           ---------  -------- --------- --------- -----------
Balance as at 31 March 2002 6,000,000    6,000    47,968   (58,968)    (5,000)

Net loss for the three
months ended 30 June 2002                                   (3,000)    (3,000)
                           ---------  -------- --------- --------- -----------
Balance as at 30 June 2002 6,000,000    $6,000   $47,968  ($61,968)   ($8,000)
                           =========  ======== ========= ========= ===========

------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Independent Review Engagement Report  Page 6 of 8

Note 1          THE CORPORATION AND ITS SUBSIDIARY AND THEIR BUSINESS

Asia Pacific Trading, Inc. was incorporated in the State of Delaware, United States of America on 29 September 1998. On 11 May 2000 Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada incorporated company. The arrangements called for the assets of Novus Laboratories, Inc. to be transferred to Asia Pacific Trading, Inc. and then Novus Laboratories, Inc. of Nevada was to be wound up and liquidated in exchange for 4,000,000 shares of the common stock of Asia Pacific Trading, Inc. This wind up and liquidation was not completed. In addition, Asia Pacific Trading, Inc. was to change its name to Novus Laboratories, Inc., which it did on 20 June 2000. As a result, Novus Laboratories, Inc. of Nevada became a subsidiary of the Delaware parent company which has the same name as the Nevada subsidiary company. The 4,000,000 shares of common stock of the Delaware parent company were issued on 11 May 2000 in exchange for 100% of the shares of the common stock of the Nevada subsidiary company.

The Nevada subsidiary company was incorporated in the State of Nevada on 1 September 1999 and has a wholly owned Canadian subsidiary, Bella Terra Cosmetics Inc. which was incorporated in the Province of British Columbia, Canada on 1 November 1999. The 50 issued common shares of Bella Terra Cosmetics, Inc. are held in trust by the president of the company for its Nevada parent company.

Prior to the issue of these consolidated financial statements, Novus Laboratories Inc., the Nevada subsidiary, was subsidized and all of its assets and liabilities were transferred to the company.

The company and its subsidiary have offices in Vancouver, British Columbia, Canada. The company and its subsidiary were organized to produce and sell pharmaceutical and cosmetic skin care products. On the 31 December 2000 the company and its subsidiary abandoned all of its intellectual property right to the pharmaceutical and cosmetic products because it was unable to obtain new financing to complete its business plan. The companies have not yet established themselves as going concerns and will require new financing to sustain any new operations. The fiscal year end of the company and its subsidiary is 31 December.

Note 2         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim consolidated financial statements have been prepared in United States of America dollars, which have been rounded to the nearest whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity have been abandoned and insufficient revenue has been generated to sustain the company and its subsidiary as a going concern without the infusion of additional capital.

The merger of the subsidiary was accounted for as a purchase. The assets less the liabilities were valued at fair market value which equalled the price consideration. Only revenue, expenses and cash flow since the acquisition have been included in the interim consolidated financial statements.

--------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Independent Review Engagement Report  Page 7 of 8
---------------------------------------------------------------------

Note 2      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

The Canadian dollar financial statements of the subsidiary's subsidiary were translated into United States of America dollars during consolidation using the exchange rate at the end of the year for all monetary assets and liabilities. Non monetary assets and liabilities are translated using the historical exchange rate at the time the asset or liability was acquired. Revenue and expenses are translated at the exchange rate at the time the transaction was recorded. The deficit was translated at its historical rate.

Revenue is recorded as a sale at the time the goods are shipped from the company's warehouse. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Note 3          SHARE CAPITAL

The authorized capital stock is 25,000,000 shares of common stock with a par value of $0.001. In conjunction with a 3 for 1 stock split on 20 June 2000 the authorized capital stock of 25,000,000 shares of common stock with a par value of $0.001 was cancelled and reauthorized as 25,000,000 shares of common stock with a par value of $0.001.

6,000,000 shares of common stock have been issued as follows:

                                                             ADDITIONAL
                                                      SHARE     PAID IN
CONSIDERATION                   DATE       ISSUED   CAPITAL	    CAPITAL	  TOTAL
-------------------------- --------------- -------  ---------  --------- --------
Private placement for cash
Trading restrictions apply 1 December 1998 1,000,000  $ 1,000  $  4,000  $  5,000

Private placement for cash
No trading restrictions
Issued price was $0.05     2 September 1999 1,000,000   1,000    49,000    50,000

Novus Laboratories, Inc.
purchased Trading
restrictions apply             11 May 2000  4,000,000   4,000   (5,032)   (1,032)

Stock split 3 for 1
Cancelled                     20 June 2000 (6,000,000) (6,000)    6,000
Reissued                      20 June 2000  18,000,000 18,000   (18,000)

Stock surrendered to treasury
Cancelled                    15 July 2000 (12,000,000) (12,000)  12,000
                                           ----------- -------- -------- --------
Balance as at                30 June 2002   6,000,000  $ 6,000  $47,968  $ 53,968
                                           =========== ======== ======== ========

                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC. AND ITS SUBSIDIARY
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Independent Review Engagement Report Page 8 of 8
--------------------------------------------------------------------
Note 3          SHARE CAPITAL (CONTINUED)

The company has issued 6,000,000 common shares. 3,000,000 of these shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions.

Note 4          INCOME TAXES

Income taxes on losses have not been reflected in these interim consolidated financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

Note 5          LOSS PER SHARE

Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share is computed by dividing the loss after dilative common stock equivalents amounts have been converted to common stock. No stock options were available or granted during the period presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

Note 6           RELATED PARTY TRANSACTIONS

The company and its subsidiary neither owns nor leases any real property. Office services are provided by the president of the company. Such costs are immaterial to the interim consolidated financial statements and accordingly have not been reflected therein. The officers and directors of the company and its subsidiary are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and its subsidiary and their own business interests. The company and its subsidiary has not formulated a policy for the resolution of such conflicts.







---------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

 	              PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10-SB, previously filed with the Commission on June 28, 2002.

B)	There were no reports on Form 8-K filed during the quarter.




                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Novus Laboratories, Inc.
                             ------------------------

Dated: August 10, 2002       By:/s/ James Markovitch,
                             President, Secretary, Treasurer
                             and Director