Form 10QSB
period 2002-09-30
NOVUS LABORATORIES INC
filed 2002-11-13
CIK 1171176

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


              Commission File Number: 0-49756

                   NOVUS LABORATORIES, INC.
   ----------------------------------------------------
  (Exact name of Registrant as specified in its charter)


        Delaware                                   98-0201235
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

     1255 W. Pender Street
 Vancouver, B.C., Canada  V6E 2V1          (604) 325-1987
---------------------------------      -----------------------------
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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 6,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "NVSL".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for Novus Laboratories, Inc. (Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10SB/A, filed June 27, 2002.

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See the Independent Review Engagement Report
---------------------------------------------------------------------









































------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See the Independent Review Engagement Report
-------------------------------------------------------------------------



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

P A R K E R  &  C O.                                 Page 1 of 8
CHARTERED ACCOUNTANTS
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-4577

INDEPENDENT REVIEW ENGAGEMENT REPORT

To the Board of Directors of Novus Laboratories, Inc.

We have reviewed the interim consolidated statement of financial position of Novus Laboratories, Inc. as at 30 September 2002 and as at 31 December 2001 and the interim consolidated statements of results of operations and cash flows for the three months and nine months ended 30 September 2002 and 2001 and the interim consolidated statement of changes in stockholders' equity from the date of incorporation
29 September 1998 to 30 September 2002, in accordance with the standards established by the American Institute of Certified Public
Accountants. These interim consolidated financial statements are the responsibility of the company's management.
A review of interim consolidated financial information consists principally of obtaining an understanding of the system for the preparation of interim consolidated financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and
accounting matters. A review is substantially less in scope
than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an
opinion regarding the financial statement taken as a whole.
Accordingly, we do not express such an opinion.	Based on our
review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.
We have previously audited, in accordance with generally accepted auditing standards in the United States, the consolidated statements of financial position as at 31 December 2001, and the consolidated statements of results of operation and cash flow for the year then ended and the consolidated statement of changes in shareholders' equity from inception, 29 September 1998, to 31 December 2001; and in our report dated 17 March 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim consolidated statement of financial position as of 30 September 2002, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.
These interim consolidated financial statements have been prepared assuming the company will continue as a going concern. As stated in
Note 2 to the interim consolidated financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
23 October 2002
/s/ PARKER & CO., CHARTERED ACCOUNTANTS

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
Unaudited - See the Independent Review Engagement Report
Page 2 of 8
------------------------------------------------------------------------------
                                                        AS AT            AS AT
                                                 30 SEPTEMBER      31 DECEMBER
                                                         2002             2001
                                                    ------------   -----------

CURRENT ASSETS
Cash                                                  $       0     $       17
                                                    ------------   -----------
Total current assets                                          -             17
                                                    ------------   -----------
                                                    ------------   -----------

TOTAL ASSETS                                          $       0     $       17
                                                    ============   ===========

CURRENT LIABILITIES
Accounts payable                                      $   9,950     $    4,550
                                                    ------------   -----------
Total current liabilities                                 9,950          4,550
                                                    ------------   -----------

STOCKHOLDERS' EQUITY  (DEFICIENCY IN ASSETS)
Share capital, Note 3                                     6,000          6,000
Additional paid-in capital                               47,968         47,968
Deficit                                                 (63,918)       (58,501)
                                                    ------------   -----------
Total stockholders' equity (deficiency in assets)	 (9,950)        (4,533)
                                                    ------------   -----------

                                                    ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      0       $       17
                                                    ============   ===========




------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
Unaudited - See the Independent Review Engagement Report           Page 3 of 8
------------------------------------------------------------------------------
                                 FOR THE THREE               FOR THE NINE
                                 MONTHS ENDED                MONTHS ENDED
                           --------------------------  -------------------------
                           30 SEPTEMBER 30 SEPTEMBER   30 SEPTEMBER 30 SEPTEMBER
                                   2002         2001           2002         2001
                           ------------ ------------   ------------ ------------
REVENUE
Sales                      $         0  $          0   $          0  $        0
Interest earned                      -             -              -           -
                           -----------  ------------   ------------  ----------
Total revenue                        -             -              -           -
                           -----------  ------------   ------------  ----------

ABANDONED OPERATING
EXPENSES, NOTE 1
Bank charges                         -           (17)            17         123
Transfer agent fees                350             -            350           -
Professional fees                1,600           863          5,050       1,726
                          ------------  ------------   ------------  ----------
Total abandoned
operating expenses               1,950           846          5,417       1,849
                          ------------  ------------   ------------  ----------

LOSS                            (1,950)         (846)        (5,417)     (1,849)

INCOME TAXES, NOTE 4                 -             -              -           -
                          ------------  ------------   ------------  ----------
NET LOSS                        (1,950)         (846)        (5,417)     (1,849)
                          ============  ============   ============  ==========
LOSS PER SHARE, NOTE 5          ($0.00)       ($0.00)        ($0.00)	 ($0.00)
                          ============  ============   ============  ==========

WEIGHTED AVERAGE NUMBER
OF SHARES                    6,000,000     6,000,000      6,000,000   6,000,000
                          ============  ============   ============  ==========

DEFICIT, BEGINNING            ($61,968)     ($55,931)      ($58,501)   ($54,928)
Net loss                        (1,950)         (846)        (5,417)     (1,849)
                          ------------  ------------   ------------  ----------
DEFICIT, ENDING               ($63,918)     ($56,777)      ($63,918)   ($56,777)
                          ============  ============   ============  ==========

------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited - See the Independent Review Engagement Report           Page 4 of 8
------------------------------------------------------------------------------
                                 FOR THE THREE               FOR THE NINE
                                 MONTHS ENDED                MONTHS ENDED
                           --------------------------  -------------------------
                           30 SEPTEMBER 30 SEPTEMBER   30 SEPTEMBER 30 SEPTEMBER
                                   2002         2001           2002         2001
                           ------------ ------------   ------------ ------------
CASH PROVIDED (USED) FROM OPERATIONS
From operation
Net loss                        ($1,950)      ($846)       ($5,417)     ($1,849)
                           ------------ ------------   ------------ ------------

Changes in working capital
other than cash
  Accounts payable                1,950         863           5,400       1,726
                           ------------ ------------   ------------ ------------
Total changes in working
capital other than cash           1,950         863           5,400       1,726
                           ------------ ------------   ------------ ------------
Total cash provided (used)
from operations                       -          17             (17)       (123)
                           ------------ ------------   ------------ ------------

CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY                   -           -               -           -
                           ------------ ------------   ------------ ------------
Total cash provided (used) by
investment activity                   -           -               -           -
                           ------------ ------------   ------------ ------------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
  Shares issued                       -           -               -           -
  Additional paid in capital          -           -               -           -
                           ------------ ------------   ------------ ------------
Total cash provided by
financing activities                  -           -               -           -
                           ------------ ------------   ------------ ------------
CASH CHANGE                           -          17             (17)       (123)
CASH BEGINNING                        -           -              17         140
                           ------------ ------------   ------------ ------------
CASH ENDING                $          0 $        17    $          0 $        17
                           ============ ============   ============ ============
COMPRISED OF:
Cash                       $          0 $        17    $          0 $        17
                           ============ ============   ============ ============

------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCORPORATION, 29 SEPTEMBER 1998, TO 30 SEPTEMBER 2002
Unaudited - See the Independent Review Engagement Report          Page 5 of 8
------------------------------------------------------------------------------
                              COMMON   COMMON ADDITIONAL
                               STOCK    STOCK    PAID IN
CONSIDERATION                 ISSUED   AMOUNT    CAPITAL   DEFICIT      TOTAL
--------------------------  --------  -------- --------- --------- -----------
Private placement for cash
Trading restrictions apply
Issued on 1 December 1998
Issue price was
$0.005 per share		   1,000,000  $  1,000  $  4,000        5,000

Net loss from 29 September
1998, date of incorporate,
to 31 December 1998                                        ($1,054)    (1,054)
                           ---------  -------- --------- --------- -----------
Balance 31 December 1998   1,000,000     1,000     4,000    (1,054)     3,946

Private placement for cash
No trading restrictions
Issued on 6 April 1999
Issue price was $0.05      1,000,000     1,000    49,000               50,000

Net loss for the year
ended 31 December 1999                                     (12,336)   (12,336)
                           ---------  -------- --------- --------- -----------
Balance 31 December 1999   2,000,000     2,000    53,000   (13,390)    41,610

Purchase of Novus
Laboratories, Inc. of Nevada
Trading restrictions apply
Issued on 11 May 2000      4,000,000     4,000    (5,032)              (1,032)

Stock split 3 for 1
Cancelled on 20 June 2000 (6,000,000)   (6,000)    6,000                    -
Reissued  on 20 June 2000  18,000,000    18,000  (18,000)                   -

Stock surrendered to
treasury Cancelled on
15 July 2000             (12,000,000)  (12,000)   12,000                    -

Net loss for the year
ended 31 December 2000                                     (41,538)   (41,538)
                          ---------  -------- --------- --------- -----------
Balance as at
31 December 2000           6,000,000     6,000    47,968   (54,928)      (960)






Net loss for the year
ended 31 December 2001                                      (3,573)    (3,573)
                           ---------  -------- --------- --------- -----------
Balance as at 31
December 2001              6,000,000     6,000    47,968   (58,501)    (4,533)

Net loss for the nine
months ended
30 September 2002                                           (5,417)    (5,417)
                           ---------  -------- --------- --------- -----------
Balance as at
30 September 2002          6,000,000     6,000    47,968   (63,918)    (9,950)
                           =========  ========  ========  =========  =========





























------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants



                                       9(i)

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See the Independent Review Engagement Report Page 6 of 8

Note 1  THE CORPORATION AND ITS SUBSIDIARY AND THEIR BUSINESS

Asia Pacific Trading, Inc. was incorporated in the State of Delaware, United States of America on 29 September 1998. On 11 May 2000 Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada incorporated company. The arrangements called for the assets of Novus Laboratories, Inc. to be transferred to Asia Pacific Trading, Inc. and then Novus Laboratories, Inc. of Nevada was to be wound up and liquidated in exchange for 4,000,000 shares of the common stock of Asia Pacific Trading, Inc. This wind up and liquidation was not completed. In addition, Asia Pacific Trading, Inc. was to change its name to Novus Laboratories, Inc., which it did on 20 June 2000. As a result, Novus Laboratories, Inc. of Nevada became a subsidiary of the Delaware parent company which has the same name as the Nevada subsidiary company. The 4,000,000 shares of common stock of the Delaware parent company were issued on 11 May 2000 in exchange for 100% of the shares of the common stock of the Nevada subsidiary company. In the month of July 2002 Novus Laboratories, Inc., the Nevada corporation was dissolved.

The Nevada subsidiary company was incorporated in the State of Nevada on 1 September 1999 and has a wholly owned Canadian subsidiary, Bella Terra Cosmetics Inc. which was incorporated in the Province of British Columbia, Canada on 1 November 1999. The 50 issued common shares of Bella Terra Cosmetics, Inc. are held in trust by the president of the company for its Nevada parent company. Bella Terra Cosmetics, Inc. has been abandoned and its registration as a corporation is being allowed to lapse.

The company has an office in Vancouver, British Columbia, Canada. The company was organized to produce and sell pharmaceutical and cosmetic skin care products. On the 31 December 2000 the company abandoned all of its intellectual property right to the pharmaceutical and cosmetic products because it was unable to obtain new financing to complete its business plan. The company has not yet established itself as a going concern and will require new financing to sustain any new operations. The fiscal year end of the company is 31 December.

Note 2  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim consolidated financial statements have been prepared in United States dollars, which have been rounded to the nearest whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity have been abandoned and insufficient revenue has been generated to sustain the company as a going concern without the infusion of additional capital.

The merger of the subsidiary was accounted for as a purchase. The assets less the liabilities were valued at fair market value which equaled the price consideration. Only revenue, expenses and cash flow since the acquisition have been included in the interim consolidated financial statements.

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

                                                              ADDITIONAL
                                                      SHARE     PAID IN
CONSIDERATION                   DATE       ISSUED   CAPITAL     CAPITAL	  TOTAL
-------------------------- --------------- -------  ---------  --------- -------
Private placement for cash
Trading restrictions apply 1 December 1998 1,000,000  $ 1,000  $  4,000  $ 5,000

Private placement for cash
No trading restrictions
Issued price was $0.05     2 September 1999 1,000,000   1,000    49,000   50,000

Novus Laboratories, Inc.
purchased Trading
restrictions apply              11 May 2000  4,000,000   4,000   (5,032) (1,032)

Stock split 3 for 1
Cancelled                      20 June 2000 (6,000,000) (6,000)   6,000
Reissued                       20 June 2000 18,000,000  18,000  (18,000)



Stock surrendered to
treasury Cancelled             15 July 2000 (12,000,000)(12,000)  12,000
                                            ----------- -------- -------- -------
Balance as at            30 September 2002    6,000,000 $ 6,000  $47,968 $53,968
                                            =========== ======== ======== =======

The company has issued 6,000,000 common shares. 3,000,000 of these shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions.

Note 4   INCOME TAXES

Income taxes on losses have not been reflected in these interim consolidated financial statements as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

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

Note 6  RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real property. Office services are provided by the president of the company. Such costs are immaterial to the interim consolidated financial statements and accordingly have not been reflected therein. The officers and directors of the company are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their own business interests. The company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
For the period from inception to the nine months ended September 30, 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Results of Operations
---------------------
For the nine months ended September 30, 2002, Registrant had no revenues and incurred net operating losses of $5,417, all of which comprised abandoned operating expenses.


 	              PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's Form 10-SB, filed with the Commission on June 28, 2002.

Exhibit No.     Description
-----------     -----------
 3(i) *         Articles of Incorporation
 3(ii) *        Bylaws
99              Certifications Pursuant to Sec. 906

B) There were no reports on Form 8-K filed during the quarter.



                          SIGNATURES
                          ----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Novus Laboratories, Inc.
                            ------------------------
Dated: November 11, 2002     By:/s/ James Markovitch,
                             President, Secretary, Treasurer,
                             CEO, CFO and Director

         CERTIFICATION PURSUANT TO SECTION 302
         -------------------------------------

   I, James Markovitch, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Novus
Laboratories, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Novus Laboratories, Inc. as of, and for, the periods presented in this quarterly report.

4. Novus Laboratories, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Novus Laboratories, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Novus
     Laboratories, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Novus Laboratories, Inc.
     disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   November 11, 2002      	/s/ James Markovitch
                              ----------------------------------------
			      James Markovitch, Chief Executive Officer,
                              Chief Financial Officer and Chairman of
                              the Board of Directors