Form 10KSB
period 2002-12-31
NOVUS LABORATORIES INC
filed 2003-04-15
CIK 1171176

WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                             COMMISSION FILE NUMBER
                                     0-49756

                           THE WORLD GOLF LEAGUE, INC.
            ---------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

        DELAWARE                                              98-0201235
-------------------------------                         ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                             Identification No.)


           258 East Altamonte Drive, Altamonte Springs, Florida 32701
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 331-6272
                         -------------------------------
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for the fiscal year ended December 31, 2002: $0.

     As of April 15, 2003, 181,520,356 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $5,167,643.
                                                  ---------

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: NONE

     Table of Contents

                                                                            Page

PART I                                                                         3
   Item 1.  DESCRIPTION OF BUSINESS                                            3
   Item 2.  DESCRIPTION OF PROPERTY                                            4
   Item 3.  LEGAL PROCEEDINGS                                                  4
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS4
PART II                                                                        5
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           5
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          5
   Item 7.  FINANCIAL STATEMENTS                                               5
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                           5
PART III                                                                       6
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         6
   Item 10. EXECUTIVE COMPENSATION                                             6
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     7
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     7
   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K                            7
   Item 14  CONTROLS AND PROCEDURES                                            8

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth in this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

     Background

     The registrant was incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada corporation. Pursuant to the merger, the assets, consisting of the intellectual property rights to pharmaceutical and cosmetic products of Novus Laboratories, were transferred to Asia Pacific Trading in consideration for 4,000,000 then shares of common stock of Asia Pacific Trading. Asia Pacific Trading changed its name to Novus Laboratories on June 20, 2000. The Nevada subsidiary was not liquidated and became a wholly-owned subsidiary of the registrant.

     The Nevada subsidiary was incorporated in Nevada in September 1999 and had a wholly-owned Canadian subsidiary, Bella Terra Cosmetics, Inc. which was incorporated in the Province of British Columbia, Canada in November 1999. In July 2000, the Nevada subsidiary was abandoned and is no longer registered in the State of Nevada. In addition, Bella Terra Cosmetics, Inc. has stopped filing its annual reports with the Province of British Columbia which resulted in it being deregistered as a corporation. As a result of abandonment of these subsidiaries the registrant will no longer prepare consolidated financial statements.

     The intellectual property rights to the pharmaceutical and cosmetic products were abandoned in December 2000 and the 12,000,000 shares of common stock equivalent to the 4,000,000 shares of common stock associated with these rights were cancelled in July 2000.

     Recent  Events

     On April 14, 2003, The World Golf League, Inc. ("World Golf Delaware"), a Delaware corporation which was formerly Novus Laboratories, Inc., acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation. In connection with this exchange, The World Golf League Delaware is issuing up to at total of 120,000,000 shares of common stock in exchange for 100% of the securities of The World Golf League, Inc., a Florida corporation ("World Golf Florida"). The World Golf League Florida became a wholly-owned subsidiary of The World Golf League Delaware. Novus Laboratories changed its name to The World Golf League and affected a 2.7:1 forward stock split prior to the acquisition of The World Golf League Florida.

     In connection with the Share Exchange Agreement, the Novus shareholders agreed to place 30,000,000 of their shares in escrow to be released upon capital to be utilized in World Golf's business of a minimum of $500,000, of which $60,000 has already been raised. In the event a minimum of $500,000 is not raised, the 3,000,000 shares of Company common stock shall be returned to the Company for cancellation. In the event a minimum of $1,000,000, which includes the $500,000 mentioned above, the World Golf Shareholders shall receive an aggregate of 30,000,000 shares of newly issued restricted stock to be distributed on a pro rata basis.

     The former directors and officers of The World Golf League Delaware resigned and the directors and officers of The World Golf League Florida have become the directors and officers of the Registrant. The new directors and officers are as follows: Michael S. Pagnano-Chief Executive Officer and Director; William Page-Director; and King Simmons-Director.

     Effective March 21, 2003, The World Golf League, Inc. affected a 10:1 forward stock split and changed its stock symbol to WGFL. In addition, the Registrant amended its Certificate of Incorporation to authorize 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

     Business

     World Golf is a three-year-old Florida corporation based in Altamonte Springs, Florida which markets its "Play for Pay" concept directly and through licensees in the United States and 27 international venues. World Golf was founded in 1999 to capitalize on the largest participation sport in the world,
26.5 million golfers in the United States and over 60 million worldwide. The World Golf concept (average golfers playing for substantial prize money with full handicap) has received tremendous national publicity including the Golf Channel, Sports Illustrated and several major market news publications. This is testimony to the tremendous popularity of the World Golf concept. In three short years World Golf has attracted player interest from all over the world.
Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito and a host of pro golfers including Fulton Allem.

     Description of Principal Products & Services

     World Golf satisfies a need for the average golfer (which represents 99.7% of the total golf population) to compete in professional-like conditions with the excitement of prize money. During its market research, World Golf concluded that given the opportunity to "play for pay," the vast majority of golfers would participate. Amateur status was not a deciding factor since most of these players would never play in an USGA or R&A-sanctioned event.

     The golfers first compete in local one-day qualifying events, with $105 as the 2003 membership fee. Twenty five percent of the field advance to the regional level competition. The top 400 regional qualifiers move on to the National Final tournament in eight flights to potentially compete for over $1 million dollars (prize money is calculated as 20% of all dues received) in a 54-hole tour-like event. World Golf will organize one national event for each 100,000 members. World Golf also plans to hold a World Championship Ryder Cup-like event in 2004.

Competitive Business Conditions

     Currently World Golf is the only organization in the world offering its concept to the average golfer. There are many mini tours around the world for scratch golfers who play for prize money. Additionally, there are several handicapped events offered by mini tours where the player pays a large entrance fee ($350+) and receives prize money for that event only. World Golf is the only known entity to provide average golfers a chance to "Play for Pay" in professional like conditions for an annual membership fee.

No  Dependence  on  one  or  a  few  Customers

     World Golf markets to 26.5 million golfers in the United States and 30 million additional golfers internationally. This is accomplished via direct marketing from World Golf corporate or several licensing agreements in place in the United States and international markets. The entire worldwide golf population is a potential customer for the World Golf product. Each golfer is created equally due to the handicapping system employed by World Golf, which makes our reliance on a certain segment of the golf population non-existent. For example the USGA only sponsors events for golfers with a 6 handicap or better. This only represents 2% of the total golf population.

Patents,  Trademarks  &  Licenses

     World Golf has applied for and received a trademark for its logo. This TM was published on July 22, 2002 in the US Patent & Trademark office. World Golf has granted marketing licenses to approximately 15 United States markets and 8 international markets. World Golf plans to grant marketing licenses to a total of 57 United States markets and 27 international markets. The WGL Inc. plans to retain in house marketing rights to several of the key markets including Florida, California, Texas, Pennsylvania, Michigan and New York.

Need  for  Government  Approval

World  Golf  does  not  need  any  government  approval  to  market its concept.

Research  &  Development  over  past  two  years

     World Golf has conducted extensive market research over the past two years into the feasibility of its concept. This research was conducted in many different fashions. It included trade shows, Internet response measurement, direct mail, telemarketing, golf industry marketing data (National Golf Foundation) and 30 second and 30-minute infomercial response measurement. The cost of this research has exceeded approximately $500,000.

Employees

     World Golf currently employs 3 full time personnel and 23 licensees. Additionally, World Golf uses several outsourced support services. This includes advertising, graphics design and printing, member fulfillment, public relations, web development, accounting and legal. World Golf plans on adding several key staff members in 2003. This includes marketing, finance/administration, golf operations, licensee support and customer service.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     World Golf currently occupies 2,500 square foot of office space in Altamonte Springs, Florida. This space is class A and is on a month-to-month lease. The cost of this space, all-inclusive is $3,200 per month. World Golf also has an option for 1,500 square foot of additional space in the same facility. In addition, World Golf has signage rights on the building, which includes a 6' by 4' neon logo facing a main artery, which provides exposure to 86,000 vehicles daily.

 ITEM  3.  LEGAL  PROCEEDINGS

     World Golf currently has one pending lawsuit filed in Seminole County Court
- Sanford, Florida. This proceeding was filed on November 18, 2002 and is between the Florida Attorney General Office (plaintiff) and The World Golf League, Inc. (defendant). The complaint alleges misleading and deceptive advertising based on verified complaints from two players. The AG's office is seeking a $10,000 penalty on each count ($20,000) total liability. World Golf has retained counsel and believes it is close to making a settlement with the AG's office. It is the opinion of World Golf counsel that we did not violate the Florida Statutes cited.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.001 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "NVSL" until such time as February 12, 2003. On March 21, 2003, the closing bid price of the Common Stock was $.16 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

     The stock did not trade during 2002.

Holders

     As of April 15, 2003, there were 84 shareholders of our Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

     This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

Overview

     The Management's Discussion and Analysis is for Novus Laboratories, Inc. for the year ended December 31, 2002 and does not reflect the operations of The World Golf League, Inc., the reverse merger transaction with The World Golf League, the 2.7:1 forward stock split affected in February 2003, or the 10:1 forward stock split affected in March 2003.

Comparison of Operating Results For Year Ended December 31, 2002 To Year Ended December 31, 2001

     The Company's revenues were $0 for the year ended December 31, 2002 and $0 for the year ended December 31, 2001.

Gross profit was $0 for the year ended December 31, 2002 and the year ended December 31, 2001.

     Expenses increased by $2,844 from $3,573 for the year ended December 31, 2001 to $6,417 for the year ended December 31, 2002. The increase in expenses was principally due to an increase of consulting and professional fees of $2,600 from $3,450 for the year ended December 31, 2001 to $6,050 for the year ended December 31, 2002.

     Net loss increased from $3,573 for the year ended December 31, 2001 to $6,417 for the year ended December 31, 2002. The increase in net loss is principally due to the increase in consulting and professional fees.

     As of December 31, 2002, the Company's accumulated deficit was $64,918.

Liquidity and Capital Resources

     For the year ended December 31, 2002, the Company has not generated cash flow from its operations. Consequently, the Company's business activity has been abandoned as expressed in Note 2 of the audited financial statements relating to the going concern paragraph.

     As of December 31, 2002, the Company had cash of $0, capital assets of $0, and a working capital deficit of $10,950. As of December 31, 2002, the Company had no outstanding debt other than accounts payable.

     The Company completed a reverse merger transaction subsequent to the completion of the audited financial statements and is now operating as The World Golf League.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements, together with the independent accountants report thereon of Parker & Co. Chartered Accountants appears herein.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                   Age     Position
------                 ---     --------

Michael S. Pagnano     52     Chief Executive Officer and Director
William Page           51       Director
King Simmons           41       Director

CURRENT OFFICERS AND DIRECTORS

     Michael S. Pagnano has served as the Company's Chief Executive Officer and Director since the Company's incorporation on December 27, 1999. Prior thereto, from May 1986 through December 1999, Mr. Pagnano served as the President of Competitive Strategies Corp. Mr. Pagnano received a Bachelors degree in Business Administration from St. Peters College.

     William Page has served as our Director since February 2003. Since 1999, Mr. Page has served as Chairman and Chief Executive Officer of Downstream Environmental. Since 1999, Mr. Page has also served as an angel investor and advisory board member to a variety of companies. From December 1985 through December 1998, Mr. Page served in various capacities for Compaq Computer Corporation which include the following: Vice President, Corporate Planning-October 1995 through December 1998; Vice President, Worldwide Operations Planning-October 1993 through October 1995; and from December 1985 through October 1993 as Director Business Planning, Director Japan Subsidiary, Director Laptop New Product Development, Director Computer Manufacturing Operations, and Manager Production Control and Manufacturing Operations. Mr. Page received a Bachelors degree in Business Administration from Texas A&M University and performed executive studies at Harvard University in Lessons in Leadership.

     King Simmons has served as our Director since February 2003. Mr. Simmons is currently the World Golf League's Georgia licensee and has 10 years of professional golf experience. Mr. Simmons is a PGA Apprentice. He has held various club management positions throughout the southeast. Since 2000, Mr. Simmons has served as the General Manager of Kings Mill and Alfred Tup golf courses in Atlanta.

     There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. The Company believes that the Section 16(a) requirements applicable to the Company's officers, directors and greater than 10% beneficial owners have been complied with for the year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years.




                           SUMMARY COMPENSATION TABLE

                                             Annual                        Long-Term
                                          Compensation                Compensation Awards
                                --------------------------------   --------------------------
        Payouts
                                                       Other       Securities
Name and                                               Annual      Underlying       All Other
Principal                       Salary      Bonus   Compensation     Options       Compensation
Position                Year      ($)        ($)        ($)            (#)             ($)
- ---------             ----    ------      -----   ------------   ----------      ------------
James Markovitch
President, Secretary,
Treasurer and Director  2002       $0       - 0 -       N/A            N/A             N/A



COMPENSATION OF DIRECTORS

     There is no arrangement for the cash compensation of directors.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 14, 2003 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days. The stock ownership calculation assumes the cancellation of 81,000,000 shares of restricted common stock which are to be cancelled in connection with the Share Exchange Agreement executed between Novus Laboratories, Inc. and The World Golf League, Inc. These shares are not treated as outstanding for purposes of this Form 10-KSB.



                                     AMOUNT AND NATURE
                                     OF BENEFICIAL         PERCENT OF
NAME AND ADDRESS                                           OWNERSHIP(1)       CLASS
Michael S. Pagnano                       50,662,520(2)        27.9%          Common
William Page                              1,280,852            *             Common
King Simmons                              172,158              *             Common


All Executive Officers and Directors
As a group (3 person)                    52,115,530           28.7%          Common

*    Less than one percent
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement.

Includes 3,443,151 shares held of record by Maryann R. Pagnano, the wife of Michael S. Pagnano, our chief executive officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

     The following Financial Statements of the Company are included in this report.

     Report of Parker & Co., Chartered Accountants

     Auditors' Report

     Statement of Financial Position at December 31, 2002 and December 31, 2001

     Statement of Loss and Deficit For The Years Ended December 31, 2002 and December 31, 2001

     Statement of Loss Years Ended December 31, 2002 and December 31, 2001

     Statement of Cash Flows Years Ended December 31, 2002 and December 31, 2001

     Notes to Financial Statements

(a)(2)   Exhibits:

         The following exhibits are included in this report:

 Exhibit                                Description
--------------------------------------------------------------------------------

2.1 Exchange Agreement (incorporated by reference Company's Form 8-K filed with the Securities and Exchange Commission on February 20, 2003).

3.1 Certificate of Incorporation of Certificate of Incorporation (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on April 26, 2002).

3.2 Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on April 26, 2002).

3.3 Certificate of Amendment to Certificate of Incorporation (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on April 26, 2002).

3.4  Bylaws  (incorporated  by  reference  Company's  Form  10-SB filed with the
     Securities  and  Exchange  Commission  on  April  26,  2002).

3.5 Certificate of Amendment to Certificate of Incorporation (incorporated by reference Company's Form 8-K filed with the Securities and Exchange Commission on February 12, 2003).

3.6 Certificate of Amendment to Certificate of Incorporation (incorporated by reference Company's Form 8-K filed with the Securities and Exchange Commission on March 21, 2003).

99.1(*)  Certification  of  Principal  Executive  Officer  Pursuant to 18 U.S.C.
     Section  1350

* Included herein

--------------------------------------------------------------------------------

(b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2002.

On February 12, 2003, the Company filed a report on Form 8-K relating to a name change from Novus Laboratories, Inc. to The World Golf League, Inc. and changed its stock symbol to WGLF. In addition, the Registrant amended its certificate of incorporation to reflect a 2.7:1 forward stock split, and the authorization of 10,000,000 shares of preferred stock.

On February 20, 2003, the Company filed a report on Form 8-K relating to a change in control as a result of the acquisition of The World Golf League, Inc., a Florida corporation, as well as the acquisition of assets as a result of such acquisition. The Company announced a name change from Novus Laboratories, Inc. to The World Golf League, Inc. and the former directors and officers of Novus Laboratories, Inc. resigned and the directors and officers of The World Golf League, Inc. became the directors and officers of the Registrant.

On March 21, 2003, the Company filed a report on Form 8-K relating to a 10:1 forward stock split. In addition, the Registrant amended its Certificate of Incorporation to authorize 310,000,000 shares, consisting of 300,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

Item 14.  Evaluation  of  Disclosure  Controls  and  Procedures

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


     SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE WORLD GOLF LEAGUE, INC.

By:  /s/ Michael S. Pagnano
------------------------------
Michael S. Pagnano
CEO and a Director

April 15, 2003
     ----

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Pagnano
-----------------------------
Michael S. Pagnano
CEO and Director                       Dated: April  15, 2003
                                                   ----
/s/ William Page
----------------
William Page
Director                     Dated: April 15, 2003
                                        -----


/s/ King Simmons
----------------
King Simmons
Director                     Dated: April 15, 2003
                                         ----

Financial Statements

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
F I N A N C I A L  S T A T E M E N T S
FOR THE YEARS ENDED 31 DECEMBER 2002 AND 2001
AUDITED - SEE INDEPENDENT AUDITORS' REPORT






C O N T E N T S


                                              PAGE
                                              ----

INDEPENDENT AUDITORS'  REPORT                    1

STATEMENT OF FINANCIAL POSITION                  2

STATEMENT OF LOSS AND DEFICIT                    3

STATEMENT OF CASH FLOWS                          4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY     5

NOTES TO THE FINANCIAL STATEMENTS              6 TO 8





P A R K E R  &  C O.
CHARTERED ACCOUNTANTS

200 - 2560 SIMPSON ROAD, RICHMOND, B.C.,  V6X 2P9     TELEPHONE: (604) 276-9920
-------------------------------------------------------------------------------
FACSIMILE: (604) 276-2415
-------------------------





I N D E P E N D E N T  A U D I T O R S'  R E P O R T


To the stockholders of Novus Laboratories, Inc. (Formerly Asia Pacific Trading, Inc.):


We have audited the statement of financial position of Novus Laboratories, Inc. as at 31 December 2002 and 2001; and the statements of loss and deficit and of cash flow for the years ended 31 December 2002 and 2001; and the statement of changes in stockholders' equity from the date of incorporation, 29 September 1998, to 31 December 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at 31 December 2002 and 2001 and the result of its operations and cash flows for the years ended 31 December 2002 and 2001 and changes in stockholder's equity for the period from 29
September 1998 to 31 December 2002 in accordance with generally accepted accounting principles in the United States.

These financial statements have been prepared assuming that the company will continue as a going concern. As stated in Note 2 to the financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHMOND, BRITISH COLUMBIA, CANADA
31 JANUARY 2003


______________________________

PARKER & CO.
CHARTERED ACCOUNTANTS


NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
STATEMENT OF FINANCIAL POSITION
AUDITED - SEE INDEPENDENT AUDITORS' REPORT





AS AT 31 DECEMBER                                                2002              2001
                                                          -----------       -----------
CURRENT ASSETS
Cash                                                               $0              $17
                                                          -----------       -----------
Total current assets                                                0               17
                                                          -----------       -----------

                                                          -----------       -----------
TOTAL ASSETS                                                       $0              $17
                                                          ===========       ===========




AS AT 31 DECEMBER                                                2002              2001
                                                          -----------       -----------

CURRENT LIABILITIES
Accounts payable                                             $ 10,950           $4,550
                                                          -----------       -----------
Total current liabilities                                      10,950            4,550
                                                          -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 3                                           6,000            6,000
Additional paid-in capital                                     47,968           47,968
Deficit                                                       (64,918)         (58,501)
                                                          -----------       -----------
Total stockholders' equity (deficiency in assets)             (10,950)          (4,533)
                                                          -----------       -----------

                                                          -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $0              $17
                                                          ===========       ===========



DIRECTOR'S APPROVAL:
                    --------------------------------------



NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
STATEMENT OF LOSS AND DEFICIT
AUDITED - SEE INDEPENDENT AUDITORS' REPORT





FOR THE YEARS ENDED 31 DECEMBER                                  2002              2001
                                                          -----------       -----------
REVENUE
Sales                                                              $0               $0
Interest earned                                                     -                -
                                                          -----------       -----------
Total revenue                                                       -                -
                                                          -----------       -----------
ABANDONED OPERATING EXPENSES, NOTE 1
Bank charges                                                       17              122
Consulting and professional fees                                6,050            3,450
Transfer agents fees                                              350                -
Write off of an amount due from a director                          -                1
                                                          -----------       -----------
Total abandoned operating expenses                              6,417            3,573
                                                          -----------       -----------

LOSS                                                           (6,417)          (3,573)

INCOME TAXES, NOTE 4                                                -                -
                                                          -----------       -----------
NET LOSS                                                      ($6,417)         ($3,573)
                                                          ===========       ===========

LOSS PER SHARE, NOTE 5                                         ($0.00)          ($0.00)
                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES                           6,000,000        5,135,244
                                                          ===========       ===========

DEFICIT, BEGINNING
  As originally stated                                       ($58,501)        ($48,725)
  Write off of amount due from a director                           -           (6,203)
                                                          -----------       -----------
  Restated                                                    (58,501)         (54,928)
Net loss                                                       (6,417)          (3,573)
                                                          -----------       -----------
DEFICIT, ENDING                                              ($64,918)        ($58,501)
                                                          ===========       ===========

NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
STATEMENT OF CASH FLOW
AUDITED - SEE INDEPENDENT AUDITORS' REPORT




FOR THE YEARS ENDED 31 DECEMBER                           2002              2001
                                                 -------------     -------------

CASH PROVIDED (USED) FROM OPERATIONS

From operation
Net loss                                               ($6,417)         ($3,573)
Changes in working capital other than cash
  Accounts payable                                       6,400            3,450
                                                 -------------     -------------
Total changes in working capital other than cash         6,400            3,450
                                                 -------------     -------------
Total cash provided (used) from operations                 (17)            (123)
                                                 -------------     -------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITY                  -                -
                                                 -------------     -------------
Total cash provided (used) by investment activity            -                -
                                                 -------------     -------------

CASH PROVIDED (USED) BY FINANCING ACTIVITY
  Shares issued                                              -                -
  Additional paid in capital                                 -                -
                                                 -------------     -------------
Total cash provided by financing activities                  -                -
                                                 -------------     -------------

                                                 -------------     -------------
CASH CHANGE                                                (17)            (123)

CASH BEGINNING                                              17              140
                                                 -------------     -------------
CASH ENDING                                                 $0              $17
                                                 =============     =============

COMPRISED OF:
  Cash                                                      $0              $17
                                                 =============     =============





NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCORPORATION, 29 SEPTEMBER 1998, TO 31 DECEMBER 2001
AUDITED - SEE INDEPENDENT AUDITORS' REPORT




                                               COMMON             COMMON           ADDITIONAL
                                                STOCK              STOCK             PAID IN
CONSIDERATION                                  ISSUED             AMOUNT             CAPITAL           (DEFICIT)        TOTAL
---------------                         ---------------    ---------------    ---------------    ---------------     --------------

Private placement for cash
Trading restrictions apply
Issued on 1 December 1998
Issue price was $0.005 per share              1,000,000            $ 1,000            $ 4,000                             $ 5,000

Net loss from 29 September 1998, date of
incorporate, to 31 December 1998                                                                         ($1,054)          (1,054)
                                        ---------------    ---------------    ---------------    ---------------     --------------
Balance 31 December 1998                      1,000,000              1,000              4,000             (1,054)           3,946

Private placement for cash
No trading restrictions
Issued on 6 April 1999
Issue price was $0.05                         1,000,000              1,000             49,000                              50,000

Net loss for the year ended 31 December 1999                                                             (12,336)         (12,336)
                                        ---------------    ---------------    ---------------    ---------------     --------------
Balance 31 December 1999                      2,000,000              2,000             53,000            (13,390)          41,610

Purchase of Novus Laboratories, Inc. of
Nevada
Trading restrictions apply
Issued on 11 May 2000                         4,000,000              4,000             (5,032)                             (1,032)

Stock split 3 for 1
Cancelled on 20 June 2000                    (6,000,000)            (6,000)             6,000                                   -
Reissued  on 20 June 2000                    18,000,000             18,000            (18,000)                                  -

Stock surrendered to treasury
Cancelled on 15 July 2000                   (12,000,000)           (12,000)            12,000                                   -

Net loss for the year ended 31 December                                                                  (41,538)         (41,538)
2000                                    ---------------    ---------------    ---------------    ---------------     --------------

Balance as at 31 December 2000                6,000,000              6,000             47,968            (54,928)            (960)

Net loss for the year ended 31 December                                                                   (3,573)          (3,573)
2001                                    ---------------    ---------------    ---------------    ---------------     --------------

Balance as at 31 December 2001                6,000,000              6,000             47,968            (58,501)          (4,533)

Net loss for the year ended 31 December                                                                   (6,417)          (6,417)
2002                                    ---------------    ---------------    ---------------    ---------------     --------------

Balance as at 31 December 2002              $ 6,000,000            $ 6,000           $ 47,968           ($64,918)        ($10,950)
                                        ===============    ===============    ===============    ================     =============


NOVUS LABORATORIES, INC.
(FORMERLY ASIA PACIFIC TRADING, INC., SEE NOTE 1)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED 31 DECEMBER 2002 AND 2001
  AUDITED - SEE INDEPENDENT AUDITORS' REPORT



NOTE 1            THE CORPORATION  AND ITS BUSINESS

Asia Pacific Trading, Inc. was incorporated in the State of Delaware, United States of America on 29 September 1998. On 11 May 2000 Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada incorporated company. The arrangements called for the assets, consisting of the intellectual property rights to pharmaceutical and cosmetic products, of Novus Laboratories, Inc. to be transferred to Asia Pacific Trading, Inc. Following the transfer of the assets Novus Laboratories, Inc. of Nevada was to be wound up and liquidated in exchange for 4,000,000 shares of the common stock of Asia Pacific Trading, Inc. This wind up and liquidation was not completed initially. In addition, Asia Pacific Trading, Inc. was to change its name to Novus Laboratories, Inc., which it did on 20 June 2000. As a result, Novus Laboratories, Inc. of Nevada became a subsidiary of the Delaware parent company which has the same name as the Nevada subsidiary company. The 4,000,000 shares of common stock of the Delaware parent company.

The Nevada subsidiary company was incorporated in the State of Nevada on 1 September 1999 and has a wholly owned Canadian subsidiary, Bella Terra Cosmetics Inc. which was incorporated in the Province of British Columbia, Canada on 1 November 1999. The 50 issued common shares of Bella Terra Cosmetics, Inc. were held in trust by the president of the company for its Nevada parent company.

On 31 July 2000 Novus Laboratories, Inc., the Nevada incorporated subsidiary was abandoned and is no longer registered as a corporation with the State of Nevada. In addition, Bella Terra Cosmetic Ltd. has stopped filing its annual reports with the Province of British Columbia which will result in the company being deregistered as a corporation. As result of the abandonment of these subsidiaries the company will no longer prepare consolidated financial statements.

The intellectual property rights to the pharmaceutical and cosmetic products which were obtained in the merger between the Delaware and Nevada companies was abandoned on 31 December 2000 and the 12,000,000 common shares equivalent to the 4,000,000 common shares associated with these rights were cancelled on 15 July 2000 because the company was unable to obtain new financing to complete its business plan. The company has not yet established itself as a going concern and will require new financing before any new operations can be started.

The company has offices in Vancouver, British Columbia, Canada. The fiscal year end of the company is 31 December.


NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars, which have been rounded to the nearest whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity have been abandoned and insufficient revenue has been generated to sustain the company as a going concern without the infusion of additional capital.

NOTE 2             SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)


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

6,000,000 shares of common stock have been issued as follows:


                                                                                            ADDITIONAL
                                                                             SHARE           PAID IN
CONSIDERATION                             DATE            ISSUED            CAPITAL          CAPITAL            TOTAL
----------------------------------  ----------------  ---------------  ----------------  ----------------  ----------------
Private placement for cash
Trading restrictions apply           1 December 1998       1,000,000           $ 1,000           $ 4,000           $ 5,000

Private placement for cash
No trading restrictions
Issued price was $0.05              2 September 1999       1,000,000             1,000            49,000            50,000

Novus Laboratories, Inc. purchased
Trading restrictions apply               11 May 2000       4,000,000             4,000            (5,032)           (1,032)

Stock split 3 for 1
Cancelled                               20 June 2000      (6,000,000)           (6,000)            6,000
Reissued                                20 June 2000      18,000,000            18,000           (18,000)

Stock surrendered to treasury
Cancelled                               15 July 2000     (12,000,000)          (12,000)           12,000

                                                      --------------    --------------    --------------    --------------
Balance as at                       31 December 2002       6,000,000           $ 6,000          $ 47,968          $ 53,968
                                                      ==============    ==============    ===============   ==============

NOTE 3             SHARE CAPITAL (CONTINUED)

The company has issued 6,000,000 common shares. 3,000,000 of these shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions.

NOTE 4             INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards. The losses by year of occurrence is as follows:

          Year          Loss by
          Incurred          Year
          --------          ----

            1998          $1,054
            1999          12,336
            2000          41,538
            2001           3,573
            2002           6,417
                           -----
                         $64,918
                         =======

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

NOTE 6              RELATED PARTY TRANSACTIONS

The President of the company supplied the intelligent rights to the pharmaceutical and cosmetic products for 4,000,000 common shares in the company. Upon abandonment of these rights the equivalent 12,000,000 common shares were surrendered back to the company and subsequently cancelled. Subsequent to the year end the President resigned and he continues to market the pharmaceutical and cosmetic products.

The company and its subsidiary neither owns nor leases any real property. Office services are provided by the president of the company. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The officers and directors of the company are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their own business interests. The company has not formulated a policy for the resolution of such conflicts.