Form 10KSB/A
period 2002-12-31
WORLD GOLF INC
filed 2003-04-24
CIK 1171176

WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                Amendment No. 1

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

April 23, 2003
     ----

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael S. Pagnano
-----------------------------
Michael S. Pagnano
CEO and Director                       Dated: April  23, 2003
                                                   ----
/s/ William Page
----------------
William Page
Director                               Dated: April 23, 2003
                                                  -----


/s/ King Simmons
----------------
King Simmons
Director                                  Dated: April 23, 2003



CERTIFICATIONS

I, Michael S. Pagnano, Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of The World Golf League, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/ Michael S. Pagnano
-----------------------------
Michael S. Pagnano,
Principal Executive Officer

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