Form 10QSB
period 2003-03-31
WORLD GOLF INC
filed 2003-05-20
CIK 1171176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

  [    ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from             to
                                          ------------   ----------------

                         Commission File Number 0-49756


                           THE WORLD GOLF LEAGUE, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                              Delaware 98-0201235
                              -------------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)

           258 East Altamonte Drive, Altamonte Springs, Florida 32701
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 331-6272
                                 --------------
                          (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]      No [ ]

As of May 20, 2003 there were 181,448,284 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                         PART I.  FINANCIAL INFORMATION


                          THE WORLD GOLF LEAGUE, INC.
                       (FORMERLY NOVUS LABORATORIES, INC.)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                     ASSETS


Assets                                                    $-
                                                       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $ 10,950
                                                       ---------
    Total current liabilities                            10,950


STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 300,000,000 shares
  authorized, 81,000,000 shares issued and outstanding     81,000
Accumulated deficit                                     (91,950)
                                                       ---------
  Total Stockholders' Deficit                           (10,950)
                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $      -
                                                       =========



                 THE WORLD GOLF LEAGUE, INC.
            (FORMERLY NOVUS LABORATORIES, INC.)
                 STATEMENTS OF OPERATIONS
                      (UNAUDITED)

                                         Three Months Ended
                                             March 31,
                                         2003        2002
                                      ----------  -----------
Revenues                              $        -  $        -

General and administrative                     -         467
                                      ----------  -----------

Net loss                              $        -  $     (467)
                                      ==========  ===========

Net loss per share:
  Net loss basic and diluted          $        -  $    (0.00)
                                      ==========  ===========

Weighted average shares outstanding:
  Basic and diluted                    81,000,000   81,000,000
                                      ==========  ===========


                 THE WORLD GOLF LEAGUE, INC.
            (FORMERLY NOVUS LABORATORIES, INC.)
                  STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                     Three Months Ended
                                          March 31,
                                         2003    2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                               $   -  $(467)
Net change in:
  Accounts payable                           -    450
                                         -----  ------

CASH FLOWS USED IN OPERATING ACTIVITIES      -    (17)
                                         -----  ------

NET INCREASE IN CASH                         -    (17)
Cash, beg. of period                         -     17
                                         -----  ------
Cash, end of period                      $   -  $   -
                                         =====  ======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                          $   -  $   -
  Income taxes paid                      $   -  $   -

                           THE WORLD GOLF LEAGUE, INC.
                       (FORMERLY NOVUS LABORATORIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Presentation

The balance sheet of the Company as of March 31, 2003, the related statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.


NOTE 2 - SUBSEQUENT EVENTS

Reverse Merger

On April 15, 2003, the Registrant acquired 84% of the issued and outstanding shares of World Golf in exchange for 100,520,356 shares of the Registrant's common stock. Upon 100% shareholder approval of World Golf which is anticipated, there will be 200,000,000 shares of the Registrant's common stock outstanding. The 200,000,000 shares does not include the cancellation of 81,000,000 shares of restricted common stock which were recently cancelled held by former Novus Laboratories, Inc. shareholders pursuant to the Share Exchange Agreement. For accounting purposes this transaction was treated as an acquisition of Novus Laboratories, Inc. and a recapitalization of The World Golf League, Inc. The World Golf League, Inc. is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Novus Laboratories, Inc. are not carried over and will be adjusted to $0.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

Overview

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

     Recent  Events

     On April 14, 2003, The World Golf League, Inc. ("World Golf Delaware"), a Delaware corporation which was formerly Novus Laboratories, Inc., acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation. In connection with this exchange, The World Golf League Delaware is issuing up to at total of 120,000,000 shares of common stock in exchange for 100% of the securities of The World Golf League, Inc., a Florida corporation ("World Golf Florida"). The World Golf League Florida became a wholly-owned subsidiary of The World Golf League Delaware. Novus Laboratories changed its name to The World Golf League.

The World Golf League, Inc. is a three-year-old Florida corporation based in Altamonte Springs, Florida which markets its "Play for Pay" concept directly and through licensees in the United States and 27 international venues. The World Golf League was founded in 1999 to capitalize on the largest participation sport in the world, 26.5 million golfers in the United States and over 60 million worldwide. The World Golf concept (average golfers playing for substantial prize money with full handicap) has received tremendous national publicity including the Golf Channel, Sports Illustrated and several major market news publications. In three short years World Golf has attracted player interest from all over the world. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito and a host of pro golfers including Fulton Allem.

The financial statements have been prepared for Novus Laboratories, Inc., the predecessor to The World Golf League, Inc.

Comparison of Operating Results

There were no revenues for the three months ended March 31, 2003 compared to no revenues for the three months ended March 31, 2002.

General and administrative expenses were $0 for the three months ended March 31, 2003 compared to general and administrative expenses of $467 for the three months ended March 31, 2002.

The Company recorded a net loss of $0 for the three months ended March 31, 2003 compared to a net loss of $467 for the three months ended March 31, 2002.

As of March 31, 2003, the Company had an accumulated deficit of $91,950.


Liquidity and Capital Resources

The Company had $0 cash at March 31, 2003, no current assets and current liabilities of $10,950 related to accounts payable.

The Company has recently entered into a Share Exchange Agreement with The World Golf League, Inc. and will pursue the operations of The World Golf League, Inc.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Michael Pagnano, the Company's principal executive officer, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Pagnano concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

                           PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings.

The World Golf League currently has one pending lawsuit filed in Seminole County Court-- Sanford, Florida. This proceeding was filed on November 18, 2002 and Is between the Florida Attorney General Office (plaintiff) and The World Golf League, Inc. (defendant). The complaint alleges misleading and deceptive advertising based on verified complaints from two players. The AG's office is seeking a $10,000 penalty on each count ($20,000) total liability. World Golf has retained counsel and believes it is close to making a settlement with the AG's office. It is the opinion of World Golf counsel that we did not violate the Florida Statutes cited.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Item  2.  Changes in Securities.

None

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.
a)     Exhibits
99.1     Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports on Form 8-K
On February 12, 2003, the Registrant filed a report on Form 8-K relating to a pending acquisition of The World Golf League, Inc. as well as information regarding a name change, forward stock split, and the authorization of preferred stock.

On February 20, 2003, the Registrant filed a report on Form 8-K relating to the acquisition of The World Golf League, Inc. as well as a change in control of the Registrant. On April 16, 2003, the Registrant filed an amended report on Form 8-K relating to the date of the acquisition of The World Golf League, Inc., as well as a change in control of the Registrant. The report on April 16, 2003 modified the date for which the Share Exchange Agreement was effective by the approval of more than 80% of the shareholders of The World Golf League, Inc., a Florida corporation. The effective date was April 16, 2003 and was previously incorrectly stated as February 19, 2003.

On March 21, 2003, the Registrant filed a report on Form 8-K relating to a 10:1 forward stock split and an increase in the Registrant's authorized shares to 310,000,000 shares, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


The World Golf League, Inc.
---------------------------------
(Registrant)


BY: /s/  Michael S. Pagnano
------------------------------
Michael S. Pagnano
Chief Executive Officer
DATE:  May 20, 2003

FORM OF CERTIFICATION
PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Michael S. Pagnano, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of The World Golf League, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003     /s/ Michael S. Pagnano
     Name:  Michael S. Pagnano
     Title: Chief Executive Officer

Exhibit 99.1

                                CERTIFICATION OF
                          PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael S. Pagnano, Chief Executive Officer and Principal Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.


                                        By:/s/ Michael S. Pagnano
                                        -------------------------
                                        Name: Michael S. Pagnano
                                        Title: Chief Executive Officer
                                        May 20, 2003