Form 10QSB
period 2003-06-30
WORLD GOLF INC
filed 2003-08-19
CIK 1171176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

  [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from             to             .
                                           -----------    -----------

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


As of June 30, 2003 there were 201,000,000 shares of Common Stock of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION



                           THE WORLD GOLF LEAGUE, INC.





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

Financial  Statements:

  Balance  Sheet  as  of  June  30,  2003                              3

  Statement  of  Operations  for  the  three  months  and  six
    months  ended  June  30,  2003  and  2002                          4

  Statement  of  Stockholders'  Equity  (Deficit)  for  the
    six  months  ended  June  30,  2003                                5

  Statement  of  Cash  Flows  for  the  six  months  ended
    June  30,  2003  and  2002                                         6

Notes  to  Unaudited  Condensed  Financial  Statements                 7


                         THE WORLD GOLF LEAGUE, INC.
                   UNAUDITED  CONDENSED  BALANCE  SHEET
                            AS OF JUNE 30, 2003


     ASSETS
---------------
Current assets:
  Cash and cash equivalents                                $         -
  License fee receivable, current                              254,000
                                                           ------------

    Total current assets                                       254,000

Property and equipment, net                                      8,085
License fee receivable, net of current portion                 229,000
                                                           ------------

      Total assets                                         $   491,085
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------

Current liabilities:
  Accounts payable                                         $    19,611
  Book overdraft                                                 2,096
  Accrued liabilities                                          521,425
  Note payable                                                  40,000
  Account payable to stockholder                                96,563
  Note payable to stockholder                                  224,000
  Deferred license revenue, current                            254,000
                                                           ------------

    Total current liabilities                                1,157,695

Deferred license revenue, net of current portion               229,000
                                                           ------------

    Total liabilities                                        1,386,695

Stockholders' deficit:
  Common stock; $0.001 par value; 300,000,000 shares
    authorized; 201,000,000 shares issued and outstanding      201,000
  Additional paid-in capital                                 3,527,791
  Accumulated deficit                                       (4,624,401)
                                                           ------------

    Total stockholders' deficit                               (895,610)
                                                           ------------

      Total liabilities and stockholders' deficit          $   491,085
                                                           ============



     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                   THE WORLD GOLF LEAGUE, INC.
                          UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                         THREE  MONTHS  ENDED           SIX  MONTHS  ENDED
                                               JUNE  30,                     JUNE  30,
                                          2003           2002           2003           2002
                                      -------------  -------------  -------------  -------------
Membership fee revenue                $          -   $     15,379   $          -   $     21,943
License revenue                                  -              -              -        109,000
                                      -------------  -------------  -------------  -------------

  Total revenue                                  -         15,379              -        130,943

Operating, general and adminis-
  trative expenses                         104,446        112,313        283,641        420,407

Settlement expense                               -              -              -        192,000
                                      -------------  -------------  -------------  -------------

  Net operating loss                      (104,446)       (96,934)      (283,641)      (481,464)

Other income (expense):
  Forgiveness of debt income               461,136              -        461,136              -
  Interest expense                               -         (6,595)             -        (13,190)
                                      -------------  -------------  -------------  -------------

    Net income (loss)                 $    356,690   $   (103,529)  $    177,495   $   (494,654)
                                      =============  =============  =============  =============


Weighted average shares outstanding    201,000,000    200,684,551    201,000,000    200,576,801
                                      =============  =============  =============  =============

Earnings (loss) per share (basic
  and bully diluted)                  $       0.00   $      (0.00)  $       0.00   $      (0.00)
                                      =============  =============  =============  =============



     The accompanying notes are an integral part of these unaudited condensed financial statements.


                 THE WORLD GOLF LEAGUE, INC.
        UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                                                                  TOTAL
                                                                                  STOCK-
                                COMMON  STOCK       ADDITIONAL                   HOLDERS'
                              ------------------     PAID-IN     ACCUMULATED     EQUITY
                               SHARES      AMOUNT     CAPITAL      DEFICIT      (DEFICIT)
                             -----------  --------  -----------  ------------  ------------
Balance as of December 31,
  2002                         8,468,000  $  8,468  $3,587,432   $(4,801,896)  $(1,205,996)

Effect of reverse merger     192,532,000   192,532    (142,552)            -        49,980

Capital contributed by
  stockholders                         -         -      82,911             -        82,911

Net income                             -         -           -       177,495       177,495
                             -----------  --------  -----------  ------------  ------------

Balance as of June 30,
  2003 (unaudited)           201,000,000  $201,000  $3,527,791   $(4,624,401)  $  (895,610)
                             ===========  ========  ===========  ============  ============




                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                            THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                                         SIX  MONTHS  ENDED
                                                              JUNE  30,
                                                       ----------------------
                                                          2003        2002
                                                       ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                    $ 177,495   $(494,654)
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities               (443,293)    288,549
                                                       ----------  ----------

      Net cash used in operating activities             (265,798)   (206,105)
                                                       ----------  ----------

Cash flows from financing activities:
  Increase in account payable to stockholder              96,563           -
  Increase (decrease) in book overdraft                    2,096     (22,895)
  Payments on note payable to stockholder                 (6,000)          -
  Net proceeds from note payable                          40,000           -
  Capital contributed by stockholders                     82,911           -
  Cash contributed with reverse merger                    49,980           -
  Proceeds from issuance of common stock                       -     229,000
                                                       ----------  ----------

      Net cash provided by financing activities          265,550     206,105
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents        (248)          -

Cash and cash equivalents, beginning of period               248           -
                                                       ----------  ----------

Cash and cash equivalents, end of period               $       -   $       -
                                                       ==========  ==========



     The accompanying notes are an integral part of these unaudited condensed financial statements.

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------------------------------------

     BACKGROUND
     ----------

The World Golf League, Inc. (the "Company") was founded in 1999 and is based in Altamonte Springs, Florida. The Company has developed a "Play for Pay" concept, whereby amateur golfers worldwide compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept directly and through licensees in the United States and internationally.

     REVERSE  MERGER
     ---------------

Effective April 14, 2003 the Company entered into a share exchange agreement (the "Agreement") whereby the Company agreed to exchange 100% of the issued and outstanding shares of its common stock for approximately 120,000,000 shares, with the possibility of receiving an additional 30,000,000 shares, of the issued and outstanding shares of Novus Laboratories, Inc. ("Novus") (a non-operating public shell corporation). The Agreement represented a recapitalization of the Company with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the Agreement, but Novus Laboratories, Inc. (which changed its name to The World Golf League, Inc.) remained as the legal reporting entity. All per share amounts in the accompanying unaudited condensed statement of operations have been adjusted to reflect the effects of the reverse merger.

In connection with the Agreement, the Novus stockholders agreed to raise the Company a minimum of $500,000 or the Novus stockholders would cancel 30,000,000 shares of the common stock they own in the new company. Since the $500,000 was not raised, the Company and the Novus stockholders amended the terms of the Agreement to provide that a portion of the proceeds received from the sale of the shares of the Company's common stock by the Novus stockholders would be delivered to the Company in lieu of canceling the 30,000,000 shares. As of June 30, 2003, the Company received an aggregate of $82,911 from the former Novus stockholders.

In addition, the Agreement stated that in the event $1,000,000 was not raised by the Novus stockholders, stockholders of The World Golf League, Inc. would receive an additional 30,000,000 shares on a pro rata basis as their original shares were issued pursuant to the Agreement. As $1,000,000 has not been raised, The World Golf League, Inc. anticipates issuing an additional 30,000,000 shares of its restricted common stock to the original stockholders of The World Golf League, Inc.

     USE  OF  ESTIMATES
     ------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     REVENUE  RECOGNITION
     --------------------

Annual  membership fee and royalty revenue are recognized ratably over the year.

The Company enters into license agreements with third parties whereby the licensee has the right to develop and manage the Company's marketing concept in an exclusive territory in the United States or internationally. The license agreements generally require an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

     REVENUE  RECOGNITION,  CONTINUED
     --------------------------------

The licensee must meet certain market penetration figures in its territory annually as defined in the agreement. If the licensee does not meet the performance requirements the licensee could forfeit half of the original license fee or be required to invest an additional 15% of the original license fee to renew the license for one year. If the licensee meets the performance criteria the license automatically renews each year for life.

The Company recognizes the initial license fee as revenue using the installment method of accounting because the initial license fee is usually collectible over a two-year period and there is no reasonable basis for estimating the receivable's collectibility. The initial license fee is not recognized as revenue until all initial services, as required by the license agreement, have been performed by the Company.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and license fee receivables.

The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

License fee receivables arise from the sale of new licenses to various companies or individuals throughout the world. Collateral is generally not required for credit granted.

     INCOME  TAXES
     -------------

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     LOSS  PER  SHARE
     ----------------

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

During the six months ended June 30, 2003, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:



                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



2.     GOING  CONCERN  CONSIDERATIONS,  CONTINUED
       ------------------------------------------

       Negative  cash  flows  from  operations          $  (265,798)

       Negative  working  capital                       $  (903,695)

       Accumulated  deficit                             $(4,624,401)

       Stockholders'  deficit                           $  (895,610)


Management has developed specific current and long-term plans to address its viability as a going concern as follows:

Effective April 14, 2003, the Company entered into a reverse merger transaction with Novus Laboratories, Inc., which was listed on the NASDAQ Bulletin Board, to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital.


In the long-term, the Company believes that cash flows from continued growth in its operations will provide the resources for continued operations.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

The  ability  of  the  Company  to  control  costs  and  expand  revenues.

The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

     LICENSE  AGREEMENTS
     -------------------

Per certain of the license agreements, the Company is required to issue one share of its common stock for each two dollars of the initial license fee paid by the licensee. As of June 30, 2003 the Company is committed to issue 495,500 shares of its common stock to certain licensees once the installment payments on their initial license fee are received.


                                       Continued


                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


4.     LAWSUIT SETTLEMENT
       -------------------

The Company entered into a Stipulated Injunction with the State of Florida Office of the Attorney General in July 2003. Pursuant to the Stipulated Injunction, the Company agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders (See Note 1). Subsequent to June 30, 2003, the Florida Attorney General's office has been paid approximately $144,775 of the $300,000 that the Company has agreed to pay as restitution in connection with the 2001 World Golf League National Tournament. If neither the Company nor the Company's chief executive officer pay the required amounts on or before October 17, 2003, a Final Judgment and Permanent Injunction shall be entered including, but not limited to, penalties of up to $20,000 and injunctions prohibiting the Company from organizing and promoting any golf tournaments.

Included in the accompanying statement of operations is $461,136 of forgiveness of debt income resulting from the settlement of this lawsuit.

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

On April 14, 2003, The World Golf League, Inc. ("World Golf Delaware"), a Delaware corporation which was formerly Novus Laboratories, Inc., acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation. In connection with this exchange, World Golf Delaware issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of The World Golf League, Inc., a Florida corporation
("World Golf Florida"). The World Golf League Florida became a wholly-owned subsidiary of World Golf Delaware. Novus Laboratories changed its name to The World Golf League.

Novus Shareholders agreed to raise the company a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. The company and the Novus Shareholders amended the terms of the Share Exchange Agreement to provide that proceeds received from the sale of the shares by the shareholders would be delivered to the company in lieu of canceling the shares. Through June 30, 2003, the company received an aggregate of $82,911 via this arrangement. This arrangement resulted in the company receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General as discussed below.

In addition, the Share Exchange Agreement stated that in the event $1,000,000 was not raised by the Novus Shareholders, shareholders of The World Golf League would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Share Exchange Agreement. As $1,000,000 was not raised, The World Golf League will be issuing an additional 30,000,000 shares of its restricted common stock to former shareholders of The World Golf League, Inc., a Florida corporation.

The company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003. Pursuant to the Stipulated Injunction, the company agreed that after the payment of $19,000 of each tranche of funds received to the company's attorney, certified public accountant and an entity which loaned the company funds, that the Florida Attorney General would receive 60% of such proceeds. The Florida Attorney General's office has been paid approximately $144,775 of $300,000 that the company has agreed to pay as restitution in connection with the 2001 World Golf League National Tournament. If the company and Michael S. Pagnano, the company's chief executive officer do not pay the required amounts on or before October 17, 2003, a Final Judgment and Permanent Injunction shall be entered including but not limited to penalties of up to $20,000 and injunctions prohibiting the company from organizing and promoting any golf tournaments.


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

Comparison of Operating Results

Three Months Ended June 30, 2003

There were no revenues for the three months ended June 30, 2003 compared to revenues of $15,379 for the three months ended June 30, 2002. The Company has not generated revenues based on its decision to restructure and concentrate its marketing efforts on the 2004 golf season. Additionally, the Company has focused on raising capital to implement the infrastructure to support its goals.

Operating, general and administrative expenses were $104,446 for the three months ended June 30, 2003 compared to operating, general and administrative expenses of $112,313 for the three months ended June 30, 2002.

The Company recorded a net operating loss of $104,446 for the three months ended June 30, 2003 compared to a net operating loss of $96,934 for the three months ended June 30, 2002.

The Company reported other income attributed to forgiveness of debt income of $461,136 for the three months ended June 30, 2003 as compared to $0 for the three months ended June 30, 2002. The forgiveness of debt income was attributable to the agreement to pay $300,000 pursuant to the Stipulated Injunction with the State of Florida Office of the Attorney General rather than a greater amount previously accrued.

The Company reported net income of $356,690 for the three months ended June 30, 2003 as compared to a net loss of $103,529 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003

There were no revenues for the six months ended June 30, 2003 compared to revenues of $130,943 for the six months ended June 30, 2002. The Company has not generated revenues based on its decision to restructure and concentrate its marketing efforts on the 2004 golf season. Additionally, the Company has focused on raising capital to implement the infrastructure to support its goals.

Operating, general and administrative expenses were $283,641 for the six months ended June 30, 2003 compared to operating, general and administrative expenses of $420,407 for the six months ended June 30, 2002.

There were no settlement expenses during the six months ended June 30, 2003 as compared to settlement expenses of $192,000 for the six months ended June 30, 2002.

The Company recorded a net operating loss of $283,641 for the six months ended June 30, 2003 compared to a net operating loss of $481,464 for the six months ended June 30, 2002.

The Company reported other income attributed to forgiveness of debt income of $461,136 for the six months ended June 30, 2003 as compared to $0 for the six months ended June 30, 2002. The forgiveness of debt income was attributable to the agreement to pay $300,000 pursuant to the Stipulated Injunction with the State of Florida Office of the Attorney General rather than a greater amount previously accrued.

The Company reported net income of $177,495 for the six months ended June 30, 2003 as compared to a net loss of $494,654 for the six months ended June 30, 2002.

As of June 30, 2003, the Company had an accumulated deficit of $4,624,401.


Liquidity and Capital Resources

The Company had $0 cash at June 30, 2003, current assets of $254,000 attributable to license fee receivables and current liabilities of $1,157,695 consisting primarily of accrued liabilities of $521,425, notes payable to stockholder of $224,000, and deferred license revenue of $254,000.

The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may prohibit the Company from hosting a National Tournament and result in a Final Judgment and Permanent Injunction prohibiting the Company from organizing and promoting any golf tournaments. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company is limited in the number of shares that it can issue as there is a commitment to issue former shareholders of The World Golf League, Inc., a Florida corporation an aggregate of 30,000,000 shares of the Company's common stock.

In the event the Company does not obtain short-term capital sufficient to meet its obligations with the Florida Attorney General in October 2003, the Company will likely be forced to curtail its operations.


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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003. Pursuant to the Stipulated Injunction, the Company agreed that after the payment of $19,000 of each tranche of funds received to the Company's attorney, certified public accountant and an entity which loaned the company funds, that the Florida Attorney General would receive 60% of the proceeds from an escrow agreement. The Florida Attorney General's office has been paid approximately $144,775 of $300,000 that the company has agreed to pay as restitution in connection with the 2001 World Golf League National Tournament. If the Company and Michael S. Pagnano, the Company's chief executive officer do not pay the required amounts on or before October 17, 2003, a Final Judgment and Permanent Injunction shall be entered including but not limited to penalties of up to $20,000 and injunctions prohibiting the Company from organizing and promoting any golf tournaments.

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

b)     Reports on Form 8-K
On April 16, 2003, the Registrant filed an amended report on Form 8-K relating to the date of the acquisition of The World Golf League, Inc., as well as a change in control of the Registrant. The report on April 16, 2003 modified the date for which the Share Exchange Agreement was effective by the approval of more than 80% of the shareholders of The World Golf League, Inc., a Florida corporation. The effective date was April 16, 2003 and was previously incorrectly stated as February 19, 2003.

On May 30, 2003, the Registrant filed a report on Form 8-K relating to the dismissal of Parker & Co., Chartered Accountants as the Registrant's independent auditors.

On June 6, 2003, the Registrant filed a report on Form 8-K relating to the engagement of Ham, Langston & Brezina, LLP as the Company's independent auditors.

On June 6, 2003, the Registrant filed a report on Form 8-K relating to unaudited financial statement disclosure as well an update regarding the Share Exchange Agreement previously entered into between Novus Laboratories and The World Golf League.

On July 1, 2003, the Registrant filed an amended report on Form 8-K relating to the change of control and provided audited financial statements.

On July 9, 2003, the Registrant filed a report on Form 8-K relating to a Stipulated Injunction with the State of Florida, Office of the Attorney General.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                        The World Golf League, Inc.
                        ---------------------------------
                        (Registrant)


                         BY: /s/ Michael S. Pagnano
                         ------------------------------
                         Michael S. Pagnano
                         Chief Executive Officer
                         DATE: August 19, 2003

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

Date: August 19, 2003

       /s/ Michael S. Pagnano
       -----------------------
Name:  Michael S. Pagnano
Title: Chief Executive Officer

 Exhibit 99.1

                                CERTIFICATION OF
                          PRINCIPAL EXECUTIVE OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael S. Pagnano, Chief Executive Officer and Principal Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.


                                     By:/s/ Michael S. Pagnano
                                        -------------------------
                                        Name: Michael S. Pagnano
                                        Title: Chief Executive Officer
                                        August 19, 2003