Form 10QSB
period 2003-09-30
WORLD GOLF LEAGUE INC
filed 2003-11-19
CIK 1171176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number  000-49756


                           THE WORLD GOLD LEAGUE, INC
                           --------------------------
             (Exact name of registrant as specified in its charter)


                               Delaware98-0201235
                               ------------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


           258 East Altamonte Drive, Altamonte Springs, Florida 32701
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                   (407)331-6272
                                   -------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes  X   No

As of November 19, 2003, 374,007,431 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS








                           THE WORLD GOLF LEAGUE, INC.





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  September  30,  2003      3

  Unaudited  Condensed  Statement  of  Operations  for  the  three
    months  and  nine  months  ended  September  30,  2003  and  2002     4

  Unaudited  Condensed  Statement  of  Stockholders'  Equity
    (Deficit)  for  the  nine  months  ended  September  30,  2003        5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the  nine
    months  ended  September  30,  2003  and  2002                        6

Notes  to  Unaudited  Condensed  Financial  Statements                    7


                          THE WORLD GOLF LEAGUE, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   __________


ASSETS
------
Current assets:
  Cash and cash equivalents                                $    74,876
  License fee receivable, current                               20,000
                                                           ------------

    Total current assets                                        94,876

Property and equipment, net                                      8,085
License fee receivable, net of current portion                  20,000
                                                           ------------

      Total assets                                         $   122,961
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------

Current liabilities:
  Accounts payable                                         $    52,546
  Accrued liabilities                                          535,614
  Notes payable                                                300,000
  Deferred license revenue, current                             20,000
                                                           ------------

    Total current liabilities                                  908,160

Deferred license revenue, net of current portion                20,000
                                                           ------------

    Total liabilities                                          928,160

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-
    convertible, redeemable preferred stock issued and
    outstanding                                                  1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 289,454,589 shares issued and outstanding      289,455
  Additional paid-in capital                                 7,018,552
  Treasury stock                                              (350,941)
  Accumulated deficit                                       (7,763,265)
                                                           ------------

    Total stockholders' deficit                               (805,199)
                                                           ------------

      Total liabilities and stockholders' deficit          $   122,961
                                                           ============



     The accompanying notes are an integral part of these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________


                                         THREE  MONTHS  ENDED            NINE  MONTHS  ENDED
                                             SEPTEMBER  30,                SEPTEMBER  30,
                                          2003           2002           2003           2002
                                      -------------  -------------  -------------  -------------
Membership fee revenue                $          -   $     21,207   $          -   $     43,150
License revenue                                  -         68,750              -        177,750
                                      -------------  -------------  -------------  -------------

  Total revenue                                  -         89,957              -        220,900

Operating, general and adminis-
  trative expenses                       2,171,043        336,854      2,454,684        757,261
License fee reimbursement expense          500,080              -        500,080              -
Settlement expense                               -              -              -        192,000
                                      -------------  -------------  -------------  -------------

  Net operating loss                    (2,671,123)      (246,897)    (2,954,764)      (728,361)

Other income (expense):
  Interest expense                          (6,605)        (6,595)        (6,605)       (19,785)
                                      -------------  -------------  -------------  -------------

    Net income (loss)                 $ (2,677,728)  $   (253,492)  $ (2,961,369)  $   (748,146)
                                      =============  =============  =============  =============


Weighted average shares outstanding    269,801,355    228,462,842    257,955,465    228,348,741
                                      =============  =============  =============  =============

Earnings (loss) per share (basic
  and fully diluted)                  $      (0.01)  $      (0.00)  $      (0.01)  $      (0.00)
                                      =============  =============  =============  =============




     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                        THE WORLD GOLF LEAGUE, INC.
                                             UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                  __________


                                                                                                                        TOTAL
                                                                                                                        STOCK-
                                      PREFERRED  STOCK      COMMON  STOCK       ADDITIONAL                             HOLDERS'
                                    --------------------  ------------------     PAID-IN    TREASURY     ACCUMULATED    EQUITY
                                     SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      STOCK       DEFICIT     (DEFICIT)
                                    ---------  -------  -----------  --------  -----------  ----------  ------------  ------------
Balance as of December 31,
  2002                                      -  $     -    8,468,000  $  8,468  $3,587,432   $       -   $(4,801,896)  $(1,205,996)

Effect of reverse merger                    -        -  186,447,874   186,448    (136,468)          -             -        49,980

Capital contributed by
  stockholders                              -        -            -         -     376,203           -             -       376,203

Common stock issued for
  services                                  -        -   31,764,690    31,765   1,026,181           -             -     1,057,946

Common stock issued as payment on
  note payable                              -        -    2,666,667     2,667     215,333           -             -       218,000

Preferred stock issued as compen-
  sation                            1,000,000    1,000            -         -      49,000           -             -        50,000

Common stock issued as compensa-
  tion and payment on payable to
  officer of the Company                    -        -    2,700,000     2,700     135,000           -             -       137,700

Exercise of stock options                   -        -   57,407,358    57,407   1,063,391           -             -     1,120,798

Issuance of stock options for
  services                                  -        -            -         -     702,480           -             -       702,480

Purchase of treasury stock                  -        -            -         -           -    (350,941)            -      (350,941)

Net loss                                    -        -            -         -           -           -    (2,961,369)   (2,961,369)
                                    ---------  -------  -----------  --------  -----------  ----------  ------------  ------------

Balance as of September 30,
  2003 (unaudited)                  1,000,000  $ 1,000  289,454,589  $289,455  $7,018,552   $(350,941)  $(7,763,265)  $  (805,199)
                                    =========  =======  ===========  ========  ===========  ==========  ============  ============



                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________



                                                          NINE  MONTHS  ENDED
                                                            SEPTEMBER  30,
                                                          -------------------
                                                           2003         2002
                                                       ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                    $(2,961,369)  $(748,146)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                    1,501,016     289,753
                                                       ------------  ----------

      Net cash used in operating activities             (1,460,353)   (458,393)

Cash flows from financing activities:
  Increase (decrease) in book overdraft                          -     (26,507)
  Payments on note payable to stockholder                  (12,000)          -
  Capital contributed by stockholders                      376,203           -
  Cash contributed with reverse merger                      49,980           -
  Proceeds from issuance of common stock                 1,120,798     484,900
                                                       ------------  ----------

      Net cash provided by financing activities          1,534,981     458,393
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents        74,628           -

Cash and cash equivalents, beginning of period                 248           -
                                                       ------------  ----------

Cash and cash equivalents, end of period               $    74,876   $       -
                                                       ============  ==========


Cash paid for interest                                 $         -   $
                                                       ============  ==========

Cash paid for taxes                                    $         -   $       -
                                                       ============  ==========

Non-cash investing and financing activities:

  Common stock issued to pay off liabilities to
    stockholders                                       $   355,700   $       -
                                                       ============  ==========




     The accompanying notes are an integral part of these unaudited condensed financial statements.

                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________


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

In connection with the Agreement, the Novus stockholders agreed to raise the Company a minimum of $500,000 or the Novus stockholders would cancel 30,000,000 shares of the common stock they own in the new company. Since the $500,000 was not raised, the Company and the Novus stockholders amended the terms of the Agreement to provide that proceeds received from the sale of the shares of the Company's common stock by the Novus stockholders would be delivered to the Company in lieu of canceling the 30,000,000 shares. As of September 30, 2003, the Company received an aggregate of $376,203 from the former Novus stockholders.

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

                                    Continued

                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

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


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

During the nine months ended September 30, 2003, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Negative  cash  flows  from  operations          $(1,460,353)

       Negative  working  capital                       $  (813,284)

       Accumulated  deficit                             $(7,763,265)

       Stockholders'  deficit                           $  (805,199)


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


3.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

     LICENSE  AGREEMENTS
     -------------------

During the three months ended September 30, 2003 the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of September 30, 2003 the Company paid approximately $345,000 and still owed approximately $155,000 to 15 former licensees for the repurchase of the licenses. These repurchases also resulted in the reduction of license fee receivable and deferred license fees of $443,000 in the accompanying unaudited condensed balance sheet at September 30, 2003.



                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________


3.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
       -------------------------------------------

Per certain of the license agreements, the Company is required to issue one share of its common stock for each two dollars of the initial license fee paid by the licensee. As of September 30, 2003 the Company is committed to issue 40,000 shares of its common stock to certain licensees once the installment payments on their initial license fee are received.


4.     LAWSUIT  SETTLEMENT
       -------------------

The Company entered into a Stipulated Injunction with the State of Florida Office of the Attorney General in July 2003. Pursuant to the Stipulated Injunction, the Company agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders (See Note 1). During the three months ended September 30, 2003, the Company has paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit.


5.     CAPITAL  STOCK
       --------------

On October 8, 2003 the Company increased the authorized number of shares of common stock to 500,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.


6.     PREFERRED  STOCK
       ----------------

During the three months ended September 30, 2003 the Company's Board of Directors established a series of 1,000,000 redeemable, non-convertible shares of Series A preferred stock, $0.001 par value per share, that have voting rights equal to 300 votes per share of preferred stock and ranks senior to the common stockholders with respect to the winding up, liquidation or dissolution of the Company. The 1,000,000 shares of Series A preferred stock were issued to the CEO of the Company as compensation for his services, which gives him voting control of the Company. The preferred stock is redeemable by the Company for $50,000 at any time. As such, the value placed on the preferred stock was $50,000 which was recorded in general and administrative expenses in the accompanying unaudited condensed statement of operations.


7.     STOCK  OPTION  PLANS
       --------------------

In July 2003, the Company adopted the 2003 Stock Option Plan (the "Plan"). The purpose of the Plan is to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the aggregate number of shares of common stock that may be issued or optioned is 4,000,000. The maximum term of options granted under this Plan is ten years. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant.

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________



7.     STOCK  OPTION  PLANS,  CONTINUED
       --------------------------------

On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share, which approximated fair market value. Options to purchase 2,700,000 shares of common stock were exercised and the proceeds used to pay back the payable to the CEO. As such, options to purchase 1,300,000 shares of common stock remain outstanding under this Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options.

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 100%; and a weighted-average expected life of the options of one year.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information is as follows (in thousands, except per share data):

                                                   THREE  MONTHS  NINE  MONTHS
                                                       ENDED         ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2003         2003
                                                      --------     --------

     Net loss available to common stockholders     $(2,677,728)     $(2,961,369)
                                                   ===========      ===========

     Proforma  net  loss  available  to  common
     stockholders                                  $(2,712,728)     $(2,996,369)
                                                   ===========      ===========

     Proforma  basic  and  dilutive  loss
     per  share                                    $     (0.01)     $    (0.01)
                                                   ===========      ===========


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________


7.     STOCK  OPTION  PLANS,  CONTINUED
       --------------------------------

In August 2003, the Company adopted the 2003 Non-Qualified Stock Option Plan (the "NQ Plan") in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the NQ Plan, the Company may award up to 85,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock, stock options or warrants granted under the Plan are at the discretion of the board of directors but will expire not more than ten years from the date of grant. At September 30, 2003, 57,407,358 shares of common stock reserved for issuance under the Plan have been granted, of which all have been exercised, resulting in net proceeds to the Company of $1,120,798. These options were granted with exercise prices below the fair market value of the stock at the time of grant. Using the Black Scholes Option Pricing Model these options resulted in $702,480 of expense recorded in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2003.

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

The Nevada subsidiary was incorporated in Nevada in September 1999 and had a wholly owned Canadian subsidiary, Bella Terra Cosmetics, Inc. which was incorporated in the Province of British Columbia, Canada in November 1999. In July 2000, the Nevada subsidiary was abandoned and is no longer registered in the State of Nevada. In addition, Bella Terra Cosmetics, Inc. has stopped filing its annual reports with the Province of British Columbia which resulted in it being deregistered as a corporation. As a result of abandonment of these subsidiaries the registrant will no longer prepare consolidated financial statements.

The intellectual property rights to the pharmaceutical and cosmetic products were abandoned in December 2000 and the 12,000,000 shares of common stock equivalent to the 4,000,000 shares of common stock associated with these rights were cancelled in July 2000.

On April 14, 2003, The World Golf League, Inc. ("World Golf Delaware"), a Delaware corporation which was formerly Novus Laboratories, Inc., acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation. In connection with this exchange, World Golf Delaware issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of The World Golf League, Inc., a Florida corporation
("World Golf Florida"). The World Golf League Florida became a wholly-owned subsidiary of World Golf Delaware. Novus Laboratories changed its name to The World Golf League, Inc.

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

The Company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003. Pursuant to the Stipulated Injunction, the Company agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the three months ended September 30, 2003, the Company has paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit.

During the three months ended September 30, 2003, the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of September 30, 2003, the Company paid approximately $345,000 and still owed $155,000 to 15 former licensees for the repurchase of the licenses. These repurchases also resulted in the reduction of license fee receivable and deferred license fees of $443,000 in the accompanying unaudited condensed balance sheet at September 30, 2003.

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

Comparison of Operating Results

Three Months Ended September 30, 2003

There were no revenues for the three months ended September 30, 2003 compared to revenues of $89,957 for the three months ended September 30, 2002. The Company has not generated revenues based on its decision to restructure and concentrate its marketing efforts on the 2004 golf season. Additionally, the Company has focused on raising capital to implement the infrastructure to support its goals.

Operating, general and administrative expenses were $1,721,043 for the three months ended September 30, 2003 compared to operating, general and administrative expenses of $336,854 for the three months ended September 30, 2002.

The Company recorded a net operating loss of $2,221,123 for the three months ended September 30, 2003 compared to a net operating loss of $246,897 for the three months ended September 30, 2002.

The Company reported a net loss of $2,227,728 for the three months ended September 30, 2003 as compared to a net loss of $253,492 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003

There were no revenues for the nine months ended September 30, 2003 compared to revenues of $220,900 for the nine months ended September 30, 2002. The Company has not generated revenues based on its decision to restructure and concentrate its marketing efforts on the 2004 golf season. Additionally, the Company has focused on raising capital to implement the infrastructure to support its goals.

Operating, general and administrative expenses were $2,004,694 for the nine months ended September 30, 2003 compared to operating, general and administrative expenses of $757,261 for the nine months ended September 30, 2002.

There were no settlement expenses during the nine months ended September 30, 2003 as compared to settlement expenses of $192,000 for the nine months ended September 30, 2002.

The Company recorded a net operating loss of $2,504764 for the nine months ended September 30, 2003 compared to a net operating loss of $728,361 for the nine months ended September 30, 2002.

The Company reported net loss of $2,511,369 for the nine months ended September 30, 2003 as compared to a net loss of $748,146 for the nine months ended September 30, 2002.

As of September 30, 2003, the Company had an accumulated deficit of $7,313,265.

Liquidity and Capital Resources

The Company had $74,786 in cash at September 30, 2003, current assets of $94,786 and current liabilities of $908,160 consisting primarily of accrued liabilities of $535,694, and notes payable of $300,000.

At September 2003, the Company had received proceeds of $1,120,798 in connection with the exercise of 57,407,358 options pursuant to the 2003 Non-Qualified Stock Option Plan. During the three months ended September 30, 2003, the Company paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit.

The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may prohibit the Company from hosting a National Tournament and result in a Final Judgment and Permanent Injunction prohibiting the Company from organizing and promoting any golf tournaments. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company has increased its authorized shares to 500,000,000 shares of common stock and has a commitment to issue former shareholders of The World Golf League, Inc., a Florida corporation an aggregate of 30,000,000 shares of the Company's common stock.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

As of September 30, 2003, the Company had paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of its lawsuit with the Florida Attorney General's office. The Company agreed not to promote future national events unless the prize money is escrowed in full and to differentiate between paying members and non-paying members in its advertising material. The Company also paid a $20,000 fine to the Florida Attorney General's office.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) During the three months ended September 30, 2003, the Company's Board of Directors established a series of 1,000,000 redeemable, non-convertible shares of Series A preferred stock, $0.001 par value per share that have voting rights equal to three hundred (300) votes per share of preferred stock and ranks senior to the common stockholders with respect to liquidation, dissolution or winding up of the Company. The Company issued 1,000,000 shares Series A preferred stock to the chief executive officer of the Company for his services, which gives him voting control of the Company. The preferred stock is redeemable by the Company for $50,000 which was recorded in general and administrative expenses in the accompanying audited condensed statement of operations.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2003 the Company increased its authorized shares from 300,000,000 to 500,000,000 and designated 1,000,000 redeemable, non-convertible shares of Series A preferred stock, $0.001 par value per share. The Series A preferred stock has three hundred (300) votes per and ranks senior to the common stockholders with respect to liquidation, dissolution or winding up of the Company. The Company issued 1,000,000 shares Series A preferred stock to the chief executive officer of the Company for his services, which gives him voting control of the Company.

On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its chief executive officer at $0.51 per share, which approximated fair market value. Options to purchase 2,700,000 shares of common stock were exercised and used to pay back the payable to the chief executive officer. As such, options to purchase 1,300,000 shares of common stock remain outstanding under this plan.

On November 4, 2003, the Company settled its lawsuit with the Florida Attorney General's Office as discussed in Item 1, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     2.1                  Exchange Agreement                           (1)


     3.1                 Certificate of Designation of Series A
                         Preferred Stock                               (2)

     3.2                 Certificate of Amendment to the Certificate
                         of Incorporation                              (2)

     31                  Certificate of the Chief Executive
                         Officer and Chief Financial Officer
                         pursuant Section 302 of the Sarbanes-
                         Oxley Act of 2002                             (3)

     32                  Certificate of the Chief Executive
                         Officer and Chief Financial Officer
                         pursuant to Section 906 of the Sarbanes-
                         Oxley Act of 2002                             (3)

(1) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on February 2, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on October 10, 2003, and incorporated herein by reference.

(3)     Filed herewith as an exhibit.

     b)     Reports on Form 8-K

     The Company filed the following two reports on Form 8-K during the first quarter of the fiscal period covered by this report and one report thereafter:

     (1) Form 8-K/A Amendment No. 1 filed on July 1, 2003, to amend the report filed on Form 8-K on February 10, 2003 relating to the change of control.

     (2) Form 8-K filed on July 9, 2003, relating to a Stipulated Injunction with the State of Florida, Office of the Attorney General.

     (3) Form 8-K filed on October 10, 2003, relating to the Designation of Series A Preferred Stock.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WORLD GOLF LEAGUE, INC.

Date:  November 19, 2003
By:  /s/  Michael S. Pagnano
----------------------
Michael S. Pagnano
Chief Executive Officer

                                                                      EXHIBIT 31

                                  CERTIFICATION

I, Michael S. Pagnano, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The World Golf League, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 19, 2003


                                   By: /s/Michael S. Pagnano
                                   -------------------------------
                                   Michael S. Pagnano,
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                                                      Exhibit 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael S. Pagnano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.


                                     By:/s/ Michael S. Pagnano
                                     --------------------------
                                     Name:  Michael S. Pagnano
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer

November 19, 2003