Form 10QSB/A
period 2003-06-30
WORLD GOLF LEAGUE INC
filed 2003-12-04
CIK 1171176

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                AMENDMENT NO. 1

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

This Form 10QSB/A is filed to updated financial information as set forth herein, as well as to provide updated information about the Registrant.

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

PART I. FINANCIAL INFORMATION

                                  FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                           The World Golf League, Inc.


The World Golf League, Inc. (the "Company") hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-QSB for the quarterly periods ended June 30, 2003 and 2002, as originally filed on August 19, 2003.

Restatement. Subsequent to the issuance of our financial statements for the three and six months ended June 30, 2003 and 2002, we determined that the forgiveness of debt income previously reported was not forgiven and should have been recorded as a liability at June 30, 2003. This error in accounting for the forgiveness of debt resulted in an overstatement of net income and an understatement of accrued liabilities as of and for the three and six months ended June 30, 2003 of $461,136. There were no cash flows associated with this transaction.

As more fully described in Note 5 to the interim financial statements, the financial statements as of and for the three and six months ended June 30, 2003 have been restated from amounts previously reported to properly account for the forgiveness of debt. The restatement had no impact on previously reported operating, investing and financing cash flows for the three and six months ended June 30, 2003. A summary of the principal effects of the restatement for the three and six months ended June 30, 2003 are set forth in Note 5 to the financial statements.

For purposes of this Form 10-QSB/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the June 30, 2003 Form 10-QSB as originally filed on August 19, 2003 that was affected by the restatement has been amended and restated, in its entirety. No attempt has been made in this Form 10-QSB/A to modify or update other disclosures as presented in the original Form 10-QSB except as required to reflect the effects of the restatement, as described above.

                           THE WORLD GOLF LEAGUE, INC.





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


     PAGE
     ----

Financial  Statements:

  Balance  Sheet  as  of  June  30,  2003                         4

  Statement  of  Operations  for  the  three  months  and  six
    months  ended  June  30,  2003  and  2002                     5

  Statement  of  Stockholders'  Equity  (Deficit)  for  the
    six  months  ended  June  30,  2003                           6

  Statement  of  Cash  Flows  for  the  six  months  ended
    June  30,  2003  and  2002                                    7

Notes  to  Unaudited  Condensed  Financial  Statements            8


                          THE WORLD GOLF LEAGUE, INC.
                 UNAUDITED  CONDENSED  BALANCE  SHEET  (RESTATED)
                               AS OF JUNE 30, 2003
                                   __________



     ASSETS
-------------
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
                                                           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                         $    19,611
  Book overdraft                                                 2,096
  Accrued liabilities                                          982,561
  Note payable                                                  40,000
  Account payable to stockholder                                96,563
  Note payable to stockholder                                  224,000
  Deferred license revenue, current                            254,000
                                                           ------------

    Total current liabilities                                1,618,831

Deferred license revenue, net of current portion               229,000
                                                           ------------

    Total liabilities                                        1,847,831

Stockholders' deficit:
  Common stock; $0.001 par value; 300,000,000 shares
    authorized; 231,000,000 shares issued and outstanding      201,000
  Additional paid-in capital                                 3,527,791
  Accumulated deficit                                       (5,085,537)
                                                           ------------

    Total stockholders' deficit                             (1,356,746)
                                                           ------------

      Total liabilities and stockholders' deficit          $   491,085
                                                           ============



     The accompanying notes are an integral part of these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   __________


                                        THREE  MONTHS  ENDED            SIX  MONTHS  ENDED
                                               JUNE  30,                      JUNE  30,
                                          2003           2002           2003           2002
                                      -------------  -------------  -------------  -------------
                                        (RESTATED)                   (RESTATED)
Membership fee revenue                $          -   $     15,379   $          -   $     21,943
License revenue                                  -              -              -        109,000
                                      -------------  -------------  -------------  -------------

  Total revenue                                  -         15,379              -        130,943

Operating, general and adminis-
  trative expenses                         104,446        112,313        283,641        420,407

Settlement expense                               -              -              -        192,000
                                      -------------  -------------  -------------  -------------

  Net operating loss                      (104,446)       (96,934)      (283,641)      (481,464)

Other income (expense):
  Interest expense                               -         (6,595)             -        (13,190)
                                      -------------  -------------  -------------  -------------

    Net income (loss)                 $   (104,446)  $   (103,529)  $   (283,641)  $   (494,654)
                                      =============  =============  =============  =============


Weighted average shares outstanding    201,000,000    200,684,551    201,000,000    200,576,801
                                      =============  =============  =============  =============

Earnings (loss) per share (basic
  and bully diluted)                  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)
                                      =============  =============  =============  =============





     The accompanying notes are an integral part of these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
        UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   __________



                                                                                 TOTAL
                                                                                 STOCK-
                                 COMMON  STOCK       ADDITIONAL                  HOLDERS'
                               ------------------     PAID-IN     ACCUMULATED    EQUITY
                               SHARES      AMOUNT     CAPITAL      DEFICIT      (DEFICIT)
                             -----------  --------  -----------  ------------  ------------
Balance as of December 31,
  2002                         8,468,000  $  8,468  $3,587,432   $(4,801,896)  $(1,205,996)

Effect of reverse merger     192,532,000   192,532    (142,552)            -        49,980

Capital contributed by
  stockholders                         -         -      82,911             -        82,911

Net income (loss)                      -         -           -      (283,641)     (283,641)
                             -----------  --------  -----------  ------------  ------------

Balance as of June 30,
  2003 (unaudited)           201,000,000  $201,000  $3,527,791   $(5,085,537)  $(1,356,746)
                             ===========  ========  ===========  ============  ============



                 The accompanying notes are an integral part of these unaudited condensed financial statements.



                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   __________


                                                        SIX  MONTHS  ENDED
                                                             JUNE  30,
                                                          ----------------
                                                          2003        2002
                                                       -----------  ----------
                                                       (RESTATED)
Cash flows from operating activities:
  Net income (loss)                                    $ (283,641)  $(494,654)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                      17,843     288,549
                                                       -----------  ----------

      Net cash used in operating activities              (265,798)   (206,105)
                                                       -----------  ----------

Cash flows from financing activities:
  Increase in account payable to stockholder               96,563           -
  Increase (decrease) in book overdraft                     2,096     (22,895)
  Payments on note payable to stockholder                  (6,000)          -
  Net proceeds from note payable                           40,000           -
  Capital contributed by stockholders                      82,911           -
  Cash contributed with reverse merger                     49,980           -
  Proceeds from issuance of common stock                        -     229,000
                                                       -----------  ----------

      Net cash provided by financing activities           265,550     206,105
                                                       -----------  ----------

Net increase (decrease) in cash and cash equivalents         (248)          -

Cash and cash equivalents, beginning of period                248           -
                                                       -----------  ----------

Cash and cash equivalents, end of period               $        -   $       -
                                                       ===========  ==========


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


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

During the six months ended June 30, 2003, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows (as restated):

       Negative  cash  flows  from  operations          $  (265,798)

       Negative  working  capital                       $(1,364,831)

       Accumulated  deficit                             $(5,085,537)

       Stockholders'  deficit                           $(1,356,746)


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


5.     RESTATEMENT
       -----------

The financial statements as of and for the three and six months ended June 30, 2003 were restated due to the correction of an error in the previously reported amounts. The Company previously reported forgiveness of debt income of $461,136. This debt, related primarily to the 2001 and 2002 prize pools, was not forgiven and should have been included as a liability at June 30, 2003.

The effect of this restatement on the Company's financial statements as of and for the three and six months ended June 30, 2003 is as follows:


BALANCE  SHEET  -  JUNE  30,  2003
----------------------------------




STATEMENT OF OPERATIONS
-----------------------

                                  THREE  MONTHS  ENDED            SIX  MONTHS  ENDED
                                     JUNE  30,  2003                JUNE  30,  2003
                                --------------------------     --------------------------
                              AS  PREVIOUSLY                 AS  PREVIOUSLY
                                 REPORTED        AS RESTATED     REPORTED      AS RESTATED
                                -------------  -------------  -------------  -------------
Membership fee revenue          $          -   $          -   $          -   $          -
License revenue                            -              -              -              -
                                -------------  -------------  -------------  -------------

  Total revenue                            -              -              -              -

Operating, general and admin-
  istrative expenses                 104,446        104,446        283,641        283,641

Settlement expense                         -              -              -              -
                                -------------  -------------  -------------  -------------

  Net operating loss                (104,446)      (104,446)      (283,641)      (283,641)

Other income (expense):
  Forgiveness of debt income         461,136              -        461,136              -
  Interest expense                         -              -              -              -
                                -------------  -------------  -------------  -------------

    Net income (loss)           $    356,690   $   (104,446)  $    177,495   $   (283,641)
                                =============  =============  =============  =============

Weighted average shares out-
  standing                       201,000,000    201,000,000    201,000,000    201,000,000
                                =============  =============  =============  =============

Earnings (loss) per share
  (basic and fully diluted)     $       0.00   $      (0.00)  $       0.00   $      (0.00)
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

The Company reported net loss of $104,446 for the three months ended June 30, 2003 as compared to a net loss of $103,529 for the three months ended June 30, 2002.


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

The Company reported net loss of $283,641 for the six months ended June 30, 2003 as compared to a net loss of $494,654 for the six months ended June 30, 2002.

As of June 30, 2003, the Company had an accumulated deficit of $5,085,537.



Liquidity and Capital Resources

The Company had $0 cash at June 30, 2003, current assets of $254,000 attributable to license fee receivables and current liabilities of $1,618,831 consisting primarily of accrued liabilities of $982,561, notes payable to stockholder of $224,000, and deferred license revenue of $254,000.

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

The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding


ITEM 3.   CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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


Item  2.  Changes in Securities.

None during the three months ended June 30, 2003.

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

None during the three months ended June 30, 2003.

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



Item 6.      Exhibits and Reports on Form 8-K.

a)     Exhibits

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

On October 10, 2003, the Registrant filed a report on Form 8-K relating to the Designation of series A preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                        The World Golf League, Inc.
                        ---------------------------------
                        (Registrant)


                         BY: /s/ Michael S. Pagnano
                         ------------------------------
                         Michael S. Pagnano
                         Chief Executive Officer
                         DATE: December 4, 2003

                                                                      EXHIBIT 31

                                  CERTIFICATION

I, Michael S. Pagnano, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of The World Golf League, Inc.;

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

Date:  December 4, 2003


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


I, Michael S. Pagnano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB/A for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.


                                     By:/s/ Michael S. Pagnano
                                     --------------------------
                                     Name:  Michael S. Pagnano
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer
December 4, 2003