Form 10KSB
period 2003-12-31
WORLD GOLF LEAGUE INC
filed 2004-04-14
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the Fiscal Year Ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                  -----------  -------------

                        Commission File Number 000-49756

                           THE WORLD GOLF LEAGUE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                      98-0201235
-------------------------------               ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

           258 East Altamonte Drive, Altamonte Springs, Florida 32701
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 331-6272
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

               NONE

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $10,203.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 12, 2004, was approximately $11,382,676.

     As of April 12, 2004 the issuer had 408,824,154 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           THE WORLD GOLF LEAGUE, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.          Description of Business                               3

    Item 2.          Description of Property                               5

    Item 3.          Legal Proceedings                                     5

    Item 4.          Submission of Matters to a Vote of
                     Security Holders                                      6


                                     Part II

    Item 5.          Market for Common Equity and Related
                     Stockholder Matters                                   6

    Item 6.          Management's Discussion and Analysis or
                     Plan of Operation                                     8

    Item 7.          Financial Statements                                  i

    Item 8.          Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                           15

    Item 8A.         Controls and Procedures                              16


                                    Part III

    Item 9.          Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act                    17

    Item 10.         Executive Compensation                               18

    Item 11.         Security Ownership of Certain Beneficial
                     Owners and Management and Related Stockholder
                     Matters                                              19

    Item 12.         Certain Relationships and Related
                     Transactions                                         20

    Item 13.         Exhibits and Reports on Form 8-K
               (a)   Exhibits                                             21

               (b)   Reports on Form 8-K                                  22

    Item 14.         Principal Accountant Fees and Services               22

    Signatures                                                            23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item
6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The World Golf League, Inc. ("the Company", "The World Golf League", "World Golf", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS

     The World Golf League, Inc. is a four-year-old corporation based in Longwood, Florida which markets its "Play for Pay" concept directly and through licensees in the United States and 27 international venues. The World Golf League was founded in 1999 to capitalize on the largest participation sport in the world, 26.5 million golfers in the United States and over 60 million worldwide. The World Golf concept (average golfers playing for substantial prize money with full handicap) has received tremendous national publicity including the Golf Channel, Sports Illustrated and several major market news publications. In four short years World Golf has attracted player interest from all over the world. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito and a host of pro golfers including Fulton Allem.

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

     The golfers first compete in local one-day qualifying events, with $149 as the 2004 membership fee. Twenty five percent of the field advance to the regional level competition. The top 400 regional qualifiers move on to the National Final tournament in eight flights to potentially compete for over $1 million dollars (prize money is calculated as 20% of all dues received) in a 54-hole tour-like event. World Golf also plans to hold a World Championship Ryder Cup-like event in 2004. The Company has added a World Championship tournament to its schedule. The first one will be played in Scottsdale, Arizona May 13-15 2004. The Company has also signed NHL star Phil Esposito to a one year endorsement contract.

     World Golf restructured in 2003 and purposely did not generate any member revenues. World Golf completed a reverse merger transaction in April 2003, and raised over 1 million in capital which was used to re-purchase license agreements, pay the prize pool from 2001 and begin its advertising campaign. The Company has invested over $400,000 in television advertising and expects to generate up to 35,000 members from a combination of television, e-mail, telemarketing and grass roots marketing through a network of sales associates. The Company is also seeking to raise additional capital through a private placement to be used for continued marketing and the upgrading of The World Golf League infrastructure, including senior and mid level managers.

COMPETITION

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

NO DEPENDENCE ON ONE OR A FEW CUSTOMERS

     World Golf markets to 26.5 million golfers in the United States and 30 million additional golfers internationally. This is accomplished via direct marketing from World Golf corporate and several licensing agreements in place in the United States and international markets. The entire worldwide golf population is a potential customer for the World Golf product. Each golfer is created equally due to the handicapping system employed by World Golf, which makes our reliance on a certain segment of the golf population non-existent. For example the USGA only sponsors events for golfers with a 6 handicap or better. This only represents 2% of the total golf population.

PATENTS, TRADEMARKS & LICENSES

     World Golf has applied for and received a trademark for its logo. This TM was published on July 22, 2002 in the US Patent & Trademark office. World Golf has applied for and awaiting approval for the following additional trademarks:
WGL; World Wide Golf for Pay; and Play for Pay. World Golf has granted marketing licenses to 4 United States markets and 1 international market.

NEED FOR GOVERNMENT APPROVAL

     World Golf does not need any government approval to market its concept.

RESEARCH & DEVELOPMENT OVER PAST TWO YEARS

     World Golf has conducted extensive market research over the past two years into the feasibility of its concept. This research was conducted in many different fashions. It included trade shows, internet response measurement, direct mail, telemarketing, golf industry marketing data (National Golf Foundation) and 30-second and 30-minute infomercial response measurement. The cost of this research has exceeded approximately $500,000.

EMPLOYEES

     World Golf currently employs 3 full-time personnel and 5 licensees. Additionally, World Golf uses several outsourced support services. This includes advertising, graphics design and printing, member fulfillment, public relations, web development, accounting and legal. The World Golf League plans to add several key staff members in 2004. This includes marketing, finance/administration, golf operations, licensee support and customer service.

ITEM 2.  DESCRIPTION OF PROPERTY

     World Golf currently occupies approximately 1,500 square feet of office space in Longwood, Florida at $2,018 per month pursuant on a one year lease which expires December 11, 2004. World Golf has an option to renew for an additional five years.


ITEM 3.  LEGAL PROCEEDINGS

     In July 2003, the Company entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the year ended December 31, 2003, the Company has paid $314,000 to the Florida Attorney General and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit. In addition, the Company paid the Florida Attorney General $20,000 in connection with the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In October 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock from 300,000,000 shares to 500,000,000. The number of shares consenting to the action was 42,219,369 shares of common stock and 1,000,000 shares of Series A Preferred Stock which were entitled to vote 300,000,000 shares, resulting in the consent of 342,219,369 shares out of 593,454,589 shares that were eligible to vote.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "NCSL" and was changed to "WGFL" in connection with the Company's name change February 12, 2003. The Company's common stock began trading in 2003

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                    Bid Prices

Quarter Ended                      High     Low
------------------                 -----   -----
December 31, 2003                  $0.02  $0.02
September 30, 2003                  0.04   0.04
June 30, 2003                       0.04   0.03
March 31, 2003                      0.15   0.15



     There were 122 holders of record of the common stock as of April 12, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2003, the Company issued 120,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the former World Golf Florida shareholders pursuant to an Exchange Agreement whereby World Golf Florida became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In August 2003, the Company issued 344,315 restricted shares of its common Stock pursuant to the Share Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In September 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to three hundred (300) votes per common share (or an aggregate of 300,000,000 votes), which were not registered under the Act, to Michael Pagnano in consideration for services rendered to the Company as its Chief Executive Officer and as a Director. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In September 2003, the Company issued an individual 137,726 restricted shares of its common stock pursuant to the Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In October 2003, the Company issued Equity Growth, of which Tom Waite is the beneficial owner, 24,000,000 restricted shares of its common stock in consideration for services provided in connection with the reverse merger transaction. The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

     In October 2003, the Company issued two individuals an aggregate of 392,460 restricted shares of which 48,145 were subsequently cancelled and 433,837 shares were issued in 2004, which shares were issued pursuant to the Exchange Agreement. The Company claims the exemption from registration afforded by Rule 506 or Regulation D.

     In November 2003, the Company issued an individual 482,041 restricted shares of common stock pursuant to the Share Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act

     In December 2003, the Company issued an individual 295,000 restricted shares of common stock pursuant to the Share Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.


     In January 2004, the Company issued an individual 344,315 restricted shares of common stock pursuant to the Share Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In January 2004, the Company issued an individual 120,510 restricted shares of common stock pursuant to the Share Exchange Agreement discussed above. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The Company was incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada corporation. Pursuant to the merger, the assets, consisting of the intellectual property rights to pharmaceutical and cosmetic products of Novus Laboratories, were transferred to Asia Pacific Trading in consideration for stock of Asia Pacific Trading. Asia Pacific Trading changed its name to Novus Laboratories on June 20, 2000. The Nevada subsidiary was not liquidated and became a wholly-owned subsidiary of the Company.

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

     In February 2003, the Company completed a 2.7:1 forward stock split of its issued and outstanding common stock. In March 2003, the Company completed a 10:1 forward stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

     On April 14, 2003, the Company acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida"). In connection with this exchange, the Company issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became a wholly-owned subsidiary of the Company. As a result of the acquisition of World Golf Florida, and the change in business focus, Novus Laboratories changed its name to The World Golf League, Inc.

     Novus Shareholders agreed to raise the Company a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. The company and the Novus Shareholders amended the terms of the Share Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the former Novus shareholders would be delivered to the Company in lieu of canceling the shares. Through December 31, 2003, this arrangement resulted in the Company receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General as discussed below.

     In addition, the Share Exchange Agreement stated that in the event $1,000,000 was not raised by the Novus Shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Share Exchange Agreement. As $1,000,000 was not raised, World Golf will be issuing an additional 30,000,000 shares of its restricted common stock to former shareholders of World Golf Florida.

     The World Golf League, Inc. is based in Longwood, Florida and markets its "Play for Pay" concept directly and through licensees in the United States and 27 international venues. The World Golf League was founded in 1999 to capitalize on the largest participation sport in the world, 26.5 million golfers in the United States and over 60 million worldwide. The World Golf concept (average golfers playing for substantial prize money with full handicap) has received tremendous national publicity including the Golf Channel, Sports Illustrated and several major market news publications. In four short years World Golf has attracted player interest from all over the world. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito and a host of pro golfers including Fulton Allem.

     The Company has added a World Championship tournament to its schedule. The first one will be played in Scottsdale, Arizona May 13-15 2004. The Company has also signed NHL star Phil Esposito to a one year endorsement contract.

     In March 2004, Len Mattiace, a professional golfer and PGA Tour winner, joined The World Golf League as an official spokesperson. Mr. Mattiace will provide endorsement services for The World Gold League in television and print advertising. Phil Esposito, a professional hockey player and NHL Hall of Famer, also joined The World Golf League as an official spokesperson to provide endorsement services for The World Gold League in television and print advertising under a one-year contract.

     The Company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, the Company has paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit.

     During 2003, the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of December 31, 2003, the Company paid approximately $535,000 and still owed approximately $65,000 to 3 former licensees for the repurchase of the licenses. These repurchases also resulted in the reduction of license fee receivable and deferred license fees of $442,000 in the accompanying audited balance sheet at December 31, 2003.

     Effective July 31, 2003 the Company entered into a consulting agreement whereby the consultant is to provide various marketing services to the Company. The initial term of the agreement is for one year but may be extended for periods of not less than six months, which would include increases in the consultant's compensation of not less than 25%. At the commencement of the agreement, the consultant received 4,818,200 shares of the Company's common stock as payment for one-half of the consultant's initial costs. Per the agreement, the consultant is to be paid a commission of 25% of the membership fee for each new member generated and 25% for each membership renewal. If certain performance levels are achieved, the consultant is also eligible for cash bonuses ranging from $25,000 to $250,000 and stock bonuses ranging from 25,000 shares to 500,000 shares of the Company's common stock.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     Sales revenue decreased $309,799 or 96.8% from $320,002 for the fiscal year ended December 31, 2002 to $10,203 for the fiscal year ended December 31, 2003. The significant decrease in sales revenue was due to the decrease in membership and license fee revenue as the Company refocused its efforts from relying on licensees to market its concept to marketing the concept internally.

     Operating, general and administrative expenses increased $3,328,255 or 312% from $1,067,735 for the fiscal year ended December 31, 2002 to $4,395,990 for the fiscal year ended December 31, 2003. The increase in general and administrative expenses was primarily due to the significant increase in common stock and options issued for consulting services during 2003.

     Cost of recapitalization increased from $0 for the fiscal year ended December 31, 2002 to $769,980 for the fiscal year ended December 31, 2003. The cost of recapitalization was a result of the Company entering into a Share Exchange Agreement whereby the Company exchanged 100% of its outstanding common stock for the common stock of a public shell, Novus Laboratories, Inc., a Delaware corporation.

     License fee reimbursement expense increased from $0 for the fiscal year ended December 31, 2002 to $579,048 for the fiscal year ended December 31, 2003. The license fee reimbursement expense reflects the repurchase of 19 licenses during 2003.

     Settlement expense decreased from $192,000 for the fiscal year ended December 31, 2002 to $0 for the fiscal year ended December 31, 2003 due to a potential lawsuit with a shareholder being settled in 2002.

     Net operating loss increased $4,485,283 or 356% from a net operating loss of $(1,259,735) for the fiscal year ended December 31, 2002 to a net operating loss of $(5,745,018) for the fiscal year ended December 31, 2003. The increase in net operating loss is principally due to the reduction in revenues, the increase in operating, general and administrative expenses, the increase in cost of recapitalization, and the increase in license fee reimbursement expense in 2003.

     Interest expense decreased from $26,380 for the fiscal year ended December 31, 2002 to $6,606 for the fiscal year ended December 31, 2003.

     As of December 31, 2003, the Company had an accumulated deficit of $10,543,317.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company's cash totaled $69,957 and total current assets were $91,207. Total current liabilities were $757,786 as of December 31, 2003, resulting in the Company having negative net working capital of $666,579 at December 31, 2003.

     The Company had net cash used in its operating activities of $1,890,032 for the year ended December 31, 2003, as compared to net cash used in its operating activities of $630,047 for the year ended December 31, 2002. Cash flows used in operating activities for the year ended December 31, 2003 were a result of the net loss of $5,741,421 and a decrease in accounts payable of $475,631, offset by preferred stock issued as compensation of $50,000, issuance of stock options for services of $899,480, common stock issued for services of $3,297,925, a decrease in other assets of $1,925, and an increase in accrued liabilities of $75,541. Cash flows used in operating activities for the year ended December 31, 2002 were a result of the net loss of $966,113 and an increase in other assets of $3,300, offset by common stock issued as settlement expense of $192,000, an increase in accounts payable of $121,746 and an increase in accrued liabilities of $24,106.

     Net cash used in investing activities was $13,424 for the fiscal year ended December 31, 2003, compared to net cash used in investing activities of $2,598 for the fiscal year ended December 31, 2002.

     Cash flows from financing activities represented the Company's principal source of cash during the fiscal years ended December 31, 2003 and 2002. Cash flows from financing activities during the fiscal year ended December 31, 2003 were $1,973,165 resulting primarily from proceeds from the issuance of a payable to the company's principal executive officer in the amount of $33,000, proceeds from the issuance of common stock of $1,680,798, cash contributed by stockholders of $376,203, and cash contributed upon recapitalization of $49,980. Cash flows from financing activities during the fiscal year ended December 31, 2002 were $632,893 resulting primarily from proceeds from the issuance of common stock of $699,400 which was offset by a $40,000 repayment of a payables to stockholder and a $26,507 decrease in book overdraft.

     World Golf restructured in 2003 and purposely did not generate any member revenues. We went public in April 2003 through a reverse merger transaction, raised over 1 million in capital which we used to re-purchase license agreements, pay a portion the prize pool from the 2001 golf tournament and begin our advertising campaign for 2004. We expect 2004 to be our best year ever. We have invested over $400,000 in television advertising and expect to generate up to 35,000 members from a combination of television, e-mail, telemarketing and grass roots marketing through a network of sales associates. We also plan to raise additional capital through a private placement to be used for continued marketing and the upgrading of The World Golf League infrastructure, including senior and mid level managers.

     The Company expects that it will continue to use substantial sums of cash in its operations in an amount equal to or more than that used during the fiscal period ended December 31, 2003, which was $1,890,032. Without additional capital funding, the Company believes it can operate at its current level of liquidity for 12 months. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require the Company to delay, curtail or scale back some or all of its operations including future golf tournaments. The Company does not currently have commitments for capital at this time.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. We require capital of approximately $500,000 to satisfy the obligations of our past tournament and have sufficient capital to host the 2004 tournament. The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

     Risk That We Will Be Unable to Attract New Members. In order for the Company to be successful in its operations, it will need to attract new members. In the event the Company is unable to attract new members, it is unlikely that the Company will be able to continue its business model and the Company will likely be forced to curtail operations.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Michael S. Pagnano, our Chief Executive Officer. If Mr. Pagnano were to leave us, it could have a materially adverse effect upon our business and operations.

     Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Ham, Langston & Brezina, LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 2 of the notes to our financial statements.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

     Annual membership fee and royalty revenue are recognized ratably over the year.

     Historically, the Company entered into license agreements with third parties whereby the licensee had the right to develop and manage the Company's marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee. During 2003, the Company re-purchased most of the licenses.

Stock Based Compensation

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation".

ITEM 7.  FINANCIAL STATEMENTS

                           THE WORLD GOLF LEAGUE, INC.




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS

                                                     PAGE(S)
                                                     -------

Report of Independent Accountants                      F-1

Financial Statements:

  Balance Sheet as of December 31, 2003                F-2

  Statement of Operations for the years ended
    December 31, 2003 and 2002                         F-3

  Statement of Cash Flows for the years ended
    December 31, 2003 and 2002                         F-4

  Statement of Stockholders' Deficit for the
    years ended December 31, 2003 and 2002             F-5

Notes to Financial Statements                          F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of The World Golf League, Inc.


We have audited the accompanying balance sheet of The World Golf League, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The World Golf League, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and is in a negative working capital position and a stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Houston, Texas
March 12, 2004


                          THE WORLD GOLF LEAGUE, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


ASSETS
------
Current assets:
  Cash and cash equivalents                                    $     69,957
  License fee receivable, current                                    21,250
                                                               -------------

    Total current assets                                             91,207

Property and equipment, net                                          19,674
License fee receivable, net of current portion                       20,000
Other assets                                                          1,875
                                                               -------------

      Total assets                                             $    132,756
                                                               =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Accounts payable                                             $     67,174
  Accrued liabilities                                               336,362
  Notes payable to prize winners                                    300,000
  Payable to stockholders                                            33,000
  Deferred license fee revenue, current                              21,250
                                                               -------------

    Total current liabilities                                       757,786

Deferred license fee revenue, net of current portion                 20,000
                                                               -------------

    Total liabilities                                               777,786
                                                               -------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-convertible,
    redeemable preferred stock issued and outstanding                 1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 382,329,944 shares issued and outstanding           382,330
  Additional paid-in capital                                      9,865,898
  Treasury stock, at cost, 3,128,447 shares                        (350,941)
  Accumulated deficit                                           (10,543,317)
                                                               -------------

    Total stockholders' deficit                                    (645,030)
                                                               -------------

      Total liabilities and stockholders' deficit              $    132,756
                                                               =============



                 See accompanying notes to financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                    2003         2002
                                                -------------  -------------
Revenue:
  Membership fee revenue                        $        203   $     43,150
  License fee revenue                                 10,000        276,852
                                                -------------  -------------

    Total revenue                                     10,203        320,002
                                                -------------  -------------

Operating, general and administrative expense      4,395,990      1,067,735
Cost of recapitalization                             769,980              -
License fee reimbursement expense                    579,048              -
Settlement expense                                         -        192,000
                                                -------------  -------------

      Net operating loss                          (5,745,018)    (1,259,735)
                                                -------------  -------------

Interest expense                                      (6,606)       (26,380)
                                                -------------  -------------

      Net loss                                  $ (5,741,421)  $   (966,113)
                                                =============  =============

Weighted average shares outstanding              253,660,882    194,069,425
                                                =============  =============

Loss per share (basic and fully diluted)        $      (0.02)  $      (0.01)
                                                =============  =============



                 See accompanying notes to financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                   2003       2002
                                                               ------------  ----------
Cash flows from operating activities:
  Net loss                                                     $(5,741,421)  $(966,113)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                    2,149       1,514
    Preferred stock issued as compensation                          50,000           -
    Issuance of stock options for services                         899,480           -
    Common stock issued for services                             3,297,925           -
    Common stock issued as settlement expense                            -     192,000
    Changes in operating assets and liabilities:
      Other assets                                                   1,925      (3,300)
      Accounts payable                                            (475,631)    121,746
      Accrued liabilities                                           75,541      24,106
                                                               ------------  ----------

        Net cash used in operating activities                   (1,890,032)   (630,047)
                                                               ------------  ----------

Cash flows from investing activities:
  Capital expenditures                                             (13,424)     (2,598)
                                                               ------------  ----------

        Net cash used in investing activities                      (13,424)     (2,598)
                                                               ------------  ----------

Cash flows from financing activities:
  Proceeds from issuance of payable to stockholder                  33,000           -
  Payments on payable to stockholder                               (12,000)    (40,000)
  Decrease in book overdraft                                             -     (26,507)
  Proceeds from issuance of common stock                         1,680,798     699,400
  Cash contributed by stockholders                                 376,203           -
  Cash contributed upon recapitalization                            49,980           -
  Purchase of treasury stock                                      (154,816)          -
                                                               ------------  ----------

        Net cash provided by financing activities                1,973,165     632,893
                                                               ------------  ----------

Increase in cash and cash equivalents                               69,709         248

Cash and cash equivalents, beginning of year                           248           -
                                                               ------------  ----------

Cash and cash equivalents, end of year                         $    69,957   $     248
                                                               ============  ==========


Supplemental disclosure of cash flow information:
  Cash paid for interest expense                               $     6,606   $   1,380
                                                               ============  ==========

  Cash paid for income taxes                                   $         -   $       -
                                                               ============  ==========

  Non-cash investing and financing activity:
    Reclass accounts payable to note payable to prize winners  $   300,000   $       -
                                                               ============  ==========

    Repayment of notes payable by issuance of common stock     $   298,942   $       -
                                                               ============  ==========

    Balance due for purchase of treasury stock                 $   196,125   $       -
                                                               ============  ==========


                 See accompanying notes to financial statements.


                                                    THE WORLD GOLF LEAGUE, INC.
                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             ADDITIONAL
                                   PREFERRED STOCK          COMMON STOCK       PAID-IN      TREASURY    ACCUMULATED
                                   SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL       STOCK        DEFICIT       TOTAL
                                  ---------  -------  -----------  --------  ------------  ----------  -------------  ------------
Balance at December 31, 2001              -  $     -    7,621,551  $  7,622  $ 2,696,878   $       -   $ (3,835,783)  $(1,131,283)

Common stock issued for cash in
  connection with license agree-
  ments                                   -        -      342,250       342      386,908           -              -       387,250

Common stock issued as a
  settlement                              -        -      192,000       192      191,808           -              -       192,000

Common stock issued for cash              -        -      312,150       312      311,838           -              -       312,150

Net loss                                  -        -            -         -            -           -       (966,113)     (966,113)
                                  ---------  -------  -----------  --------  ------------  ----------  -------------  ------------

Balance at December 31, 2002              -        -    8,467,951     8,468    3,587,432           -     (4,801,896)   (1,205,996)

Effect of recapitalization                -        -  186,447,874   186,448     (136,468)          -              -        49,980

Common stock issued for broker
  fee                                     -        -   24,000,000    24,000      696,000           -              -       720,000

Common stock issued for services          -        -   75,640,094    75,640    2,445,527           -              -     2,521,167

Common stock issued as payment
  on note payable                         -        -    2,666,667     2,667      215,333           -              -       218,000

Preferred stock issued as com-
  pensation                       1,000,000    1,000            -         -       49,000           -              -        50,000

Common stock issued as compen-
  sation and payment on payable
  to stockholder                          -        -    2,700,000     2,700      135,000           -              -       137,700

Exercise of stock options                 -        -   82,407,358    82,407    1,598,391           -              -     1,680,798

Issuance of stock options for
  services                                -        -            -         -      899,480           -              -       899,480

Capital contributed by stock-
  holders                                 -        -            -         -      376,203           -              -       376,203

Purchase of treasury stock                -        -            -         -            -    (350,941)             -      (350,941)

Net loss                                  -        -            -         -            -           -     (5,741,421)   (5,741,421)
                                  ---------  -------  -----------  --------  ------------  ----------  -------------  ------------

Balance at December 31, 2003      1,000,000  $ 1,000  382,329,944  $382,330  $ 9,865,898   $(350,941)  $(10,543,317)  $  (645,030)
                                  =========  =======  ===========  ========  ============  ==========  =============  ============



                 See accompanying notes to financial statements.

                           THE WORLD GOLF LEAGUE, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

     ADVERTISING  COSTS
     ------------------

Costs  of  advertising  and  promotions  are  expensed  as  incurred.

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



                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

     CONCENTRATIONS  OF  CREDIT  RISK,  CONTINUED
     --------------------------------------------

License fee receivables arise from the sale of new licenses to various companies or individuals throughout the world. Collateral is generally not required for credit granted.

     CASH  EQUIVALENTS
     -----------------

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

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

     STOCK-BASED  COMPENSATION
     -------------------------

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation".

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset's estimated fair value to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------


     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of SFAS No. 148 did not have a significant impact on its financial reporting.

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIE's were commonly referred to as SPE's. FIN No. 46 is effective immediately for VIE's created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

     RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     --------------------------------------------------------

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

During the years ended December 31, 2003 and 2002, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:



                                             2003         2002
                                         -------------  ------------
    Net loss                             $ (5,741,421)  $  (966,113)

    Negative cash flows from operations  $ (1,890,032)  $  (630,047)

    Negative working capital             $   (666,579)  $(1,218,195)

    Accumulated deficit                  $(10,543,317)  $(4,801,896)

    Stockholders' deficit                $   (645,030)  $(1,205,996)






                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.     GOING  CONCERN  CONSIDERATIONS,  CONTINUED
       ------------------------------------------

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

- Effective April 14, 2003, the Company entered into a recapitalization transaction with Novus Laboratories, Inc., which was listed on the NASDAQ Bulletin Board, to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

- The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital.


- In the long-term, the Company believes that cash flows from continued growth in its operations will provide the resources for continued operations.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

- The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

-    The  ability  of  the  Company  to  control  costs  and  expand  revenues.

- The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.     RECAPITALIZATION
       ----------------

Effective April 14, 2003 the Company entered into a share exchange agreement (the "Agreement") whereby the Company agreed to exchange 100% of the issued and outstanding shares of its common stock for approximately 120,000,000 shares, with the possibility of receiving an additional 30,000,000 shares, of the issued and outstanding shares of Novus Laboratories, Inc. ("Novus") (a non-operating public shell corporation). The Agreement represented a recapitalization of the Company with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the Agreement, but Novus Laboratories, Inc. (which changed its name to The World Golf League, Inc.) remains as the legal reporting entity.

In February 2003, Novus completed a 2.7 to 1 forward stock split and in March 2003, the Company completed a 10 to 1 forward stock split. All per share amounts have been adjusted to reflect the effects of the reverse merger and both stock splits.





                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.     RECAPITALIZATION,  CONTINUED
       ----------------------------

In connection with the Agreement, the Novus stockholders agreed to raise the Company a minimum of $500,000 or the Novus stockholders would cancel 30,000,000 shares of the common stock they own in the new company. Since the $500,000 was not raised, the Company and the Novus stockholders amended the terms of the Agreement to provide that a portion of the proceeds received from the sale of the shares of the Company's common stock by the Novus stockholders would be delivered to the Company in lieu of canceling the 30,000,000 shares. As of December 31, 2003, the Company received an aggregate of $376,203 from the former Novus stockholders.

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


4.     LICENSE  FEE  RECEIVABLE
       ------------------------

License fee receivables consist of installment payments due from the licensees for initial license fees. An allowance for doubtful accounts is provided, when appropriate, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating probable bad debts. Such factors include circumstances with respect to specific receivables, growth and composition of receivables, the relationship of the allowance for doubtful accounts to receivables and current economic conditions. As of December 31, 2003 the allowance for doubtful accounts is $35,000.


5.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  consisted  of  the  following  at  December  31, 2003:

       Furniture  and  equipment          $   24,375
       Leasehold  improvements                 1,030
                                          ----------

                                              25,405
       Less:  accumulated  depreciation       (5,731)
                                          ----------

         Property  and  equipment,  net   $   19,674
                                          ==========


Depreciation expense for the years ended December 31, 2003 and 2002 was $2,149 and $1,514, respectively.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.     INCOME  TAXES
       -------------

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $5,000,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2003 are as follows:

       Deferred  tax  assets:
         Net  operating  losses        $1,722,586
         Valuation  allowance          (1,722,586)
                                       ----------

         Total  deferred  tax  assets  $       -
                                       ==========


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2003 and 2002 is as follows:


                                                   2003                         2002
                                 ------------------------------------  -------------------
                                           AMOUNT                %       AMOUNT      % _
                                 ---------------------------  -------  ----------  -------
    Benefit for income tax at
      federal statutory rate     $               (1,952,083)  (34.0)%  $(328,478)  (34.0)%
    Increase in valuation
      allowance                                     502,103      8.7     260,123     26.9
    Expenses not deductible for
      tax purposes                                1,449,980     25.3      68,355      0.7
                                 ---------------------------  -------  ----------  -------

                                 $                        -      0.0%  $       -      0.0%
                                 ===========================  =======  ==========  =======




7.     CAPITAL  STOCK
       --------------

On October 8, 2003 the Company increased the authorized number of shares of common stock to 500,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.     PREFERRED  STOCK
       ----------------

During the year ended December 31, 2003 the Company's Board of Directors established a series of 1,000,000 redeemable, non-convertible shares of Series A preferred stock, $0.001 par value per share, that have voting rights equal to 300 votes per share of preferred stock and ranks senior to the common stockholders with respect to the winding up, liquidation or dissolution of the Company. The 1,000,000 shares of Series A preferred stock were issued to the CEO of the Company as compensation for his services, which gives him voting control of the Company. The Company has the option to redeem the preferred stock for $50,000 at any time. As such, the value placed on the preferred stock was $50,000, which was recorded in general and administrative expenses in the accompanying 2003 statement of operations.


9.     STOCK  OPTION  PLANS
       --------------------

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

On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share, which approximated fair market value. Options to purchase 2,700,000 shares of common stock were exercised and in lieu of the Company receiving cash proceeds from the CEO, the payable to the CEO was reduced by $80,942 and compensation of $56,758 was recorded. As such, as of December 31, 2003, options to purchase 1,300,000 shares of common stock remain outstanding under this Plan.

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



9.     STOCK  OPTION  PLANS,  CONTINUED
       --------------------------------

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

For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information for the year ended December 31, 2003 is as follows:

     Net  loss  available  to  common  stockholders          $(5,741,421)
                                                             ===========

     Proforma  net  loss  available to common stockholders    $(5,776,391)
                                                              ===========

     Proforma  basic  and  dilutive  loss  per  share         $     (0.02)
                                                               ===========


During 2003, the Company entered into consulting agreements whereby the Company issued 6,300,000 shares of common stock, which were valued based on the fair market value of the stock on the date the terms of the agreement were agreed upon, and granted options to purchase 57,407,358 shares of common stock to various consultants that expire within 90 days from the date of grant. The options were granted with exercise prices below the fair market value of the stock at the time of grant. Using the Black Scholes Option Pricing Model these options resulted in $702,480 of expense recorded in the accompanying statement of operations for the year ended December 31, 2003. As of December 31, 2003 all of the stock options have been exercised, which resulted in net proceeds to the Company of $1,120,798.

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

During October and November of 2003 the Company entered into consulting agreements and, in accordance with the NQ Plan, issued 22,370,382 shares of common stock and options to purchase 25,000,000 shares of common stock at exercise prices ranging from $0.0216 to $0.03 per share with an expiration date within 45 days of the grant date, to a consultant of the Company for services performed. Based on the fair market value of the common stock on the date the terms of the agreement were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $784,482 and, using the Black Scholes Option Pricing Model, the stock options resulted in $197,000 of additional expense which is included in the accompanying 2003 statement of operations. Prior to December 31, 2003, the consultant exercised the stock options and the Company received proceeds of $560,000.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.     STOCK  OPTION  PLANS,  CONTINUED
       --------------------------------

When valuing stock options granted to non-employees during 2003, the Company used the following assumptions:

  Risk-free  interest  rate   5%
  Dividend  yield             -0-
  Volatility  factor          100%
  Expected  life              45-90  days


10.     COMMITMENTS  AND  CONTINGENCIES
        -------------------------------

     LICENSE  AGREEMENTS
     -------------------

During the year ended December 31, 2003 the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of December 31, 2003 the Company paid approximately $535,000 and still owed approximately $65,000 to 3 former licensees for the repurchase of the licenses. These repurchases also resulted in the reduction of license fee receivable and deferred license fees of $442,000 in the accompanying balance sheet at December 31, 2003.

Per certain of the license agreements, the Company is required to issue one share of its common stock for each two dollars of the initial license fee paid by the licensee. As of December 31, 2003 the Company is committed to issue 41,250 shares of its common stock to certain licensees once the installment payments on their initial license fee are received.

     LEASE  OBLIGATIONS
     ------------------

Effective December 8, 2003 the Company entered into a lease agreement for its office space in Altamonte Springs, Florida at $2,018 per month. The lease expires on November 30, 2004 with an option to renew for an additional year. Rent expense was approximately $34,000 and $32,355 during the years ended December 31, 2003 and 2002, respectively.

     LITIGATION
     ----------

In July 2003, the Company entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders (See Note 3). During the year ended December 31, 2003, the Company has paid $314,000 to the Florida Attorney General and executed a note payable to the winners of the 2001 World Golf League National Tournament for $300,000 in full settlement of this lawsuit. These notes bear interest at 5% per year and all principal and interest is due in September 2004.

The Company is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company's financial position, results of operations or cash flows.


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



10.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
        -------------------------------------------

CONSULTING  AGREEMENT
---------------------

Effective July 31, 2003 the Company entered into a consulting agreement whereby the consultant is to provide various marketing services to the Company. The initial term of the agreement is for one year but may be extended for periods of not less than six months, which would include increases in the consultant's compensation of not less than 25%. At the commencement of the agreement, the consultant received 4,818,200 shares of the Company's common stock as payment for one-half of the consultant's initial costs. Per the agreement, the consultant is to be paid a commission of 25% of the membership fee for each new member generated and 25% for each membership renewal. If certain performance levels are achieved, the consultant is also eligible for cash bonuses ranging from $25,000 to $250,000 and stock bonuses ranging from 25,000 shares to 500,000 shares of the Company's common stock.


11.     RELATED  PARTY  TRANSACTIONS
        ----------------------------

Included in consulting expense for the years ended December 31, 2003 and 2002 is approximately $160,750 and $138,000, respectively, paid to the CEO of the Company for consulting services.

During October 2003 the CEO of the Company advanced $33,000 to the Company. This payable is non-interest bearing, uncollateralized and due on demand.

Included in accrued liabilities in the December 31, 2003 balance sheet is $50,000 of interest due to a stockholder of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 20, 2003, the client-auditor relationship between the Company and Parker & Co., Chartered Accountants, a Professional Accountancy Corporation ("Parker") ceased as the former accountant was dismissed.

     Parker's report on the financial statements of the Company from the date of its incorporation on September 29, 1998 through December 31, 2002 and any later interim period up to and including the date the relationship with Parker ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Parker ceased, there have been no disagreements with Parker on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Parker would have caused Parker to make reference to the subject matter of the disagreement(s) in connection with its report on the Company' financial statements. Since the Company's incorporation on September 29, 1998, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company authorized Parker to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Parker review the disclosure and Parker was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company. Such letter was filed as an exhibit to the report on Form 8-K filed with the Commission on May 30, 2003.

     Effective June 4, 2003, the Company engaged Ham, Langston & Brezina, LLP to serve as its principal independent public accountant. The Company has not previously consulted with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Parker & Co., Chartered Accountants, a Professional Accountancy Corporation, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on September 29, 1998 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Parker ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Ham, Langston & Brezina, LLP reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Ham, Langston & Brezina, LLP did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.
Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The Directors and Officers of the Company are as follows:


                                                               Served as a
 Name                  Age      Position                     Director Since:
----                   ---      --------                     ---------------
Michael S. Pagnano     53  Chief Executive Officer,           December 1999
                           President and Director

William Page           52  Director                           February 2003

King Simmons           42  Director                           February 2003


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

     There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their respective successors are elected and qualified.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Michael S. Pagnano, William Page and King Simmons are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in April 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Michael S. Pagnano, Chief Executive Officer, 258 East Altamonte Springs, Florida 32701.

Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                     SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Michael Pagnano,    2003  $160,750(1)-       --       --      --        --       --
CEO, President,     2002  $138,000  --       --       --      --        --       --
and Director        2001  $0        --       --       --      --        --       --

William Page,       2003  $0        --       --   $35,000(2)  --        --       --
Director,           2002  $0        --       --       --      --        --       --
                    2001  $0        --       --       --      --        --       --

King Simmons,       2003  $0        --       --   $35,000(2)  --        --       --
Director,           2002  $0        --       --       --      --        --       --
                    2001  $0        --       --       --      --        --       --

James Markovich,    2003  $0        --       --       --      --        --       --
Former Secretary,   2002  $0        --       --       --      --        --       --
Treasurer and       2001  $0        --       --       --      --        --       --
Director



(1)     In August 2003, the Company granted Michael Pagnano, the Company's CEO, stock options to buy 4,000,000 shares of the
Company's common stock at an exercise price of $.051 per share.  Mr. Pagnano exercised a portion of these options in lieu of
$56,758 owed to him by the Company for consulting services, as described in detail in "Item 12, Certain Relationships and Related
Transactions."

(2)     William Page and King Simmons each received 1,000,000 shares of the Company's common stock in consideration for services rendered as Directors pursuant to the 2003 Non-Qualified Stock Option Plan, in lieu of a $35,000 cash payment.  The Company will not pay any additional amounts or enter into any other arrangements regarding the compensation of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



    Name and Address of                  Shares Owned          % of Class
    Beneficial Owner                    Beneficially(1)           Owned
-------------------                   ---------------           ---------
    Michael S. Pagnano                    350,662,520(2)(3)       49.5%
    258 East Altamonte Drive
    Altamonte Springs, Florida 32701

    William Page                            2,280,851                *
    258 East Altamonte Drive
    Altamonte Springs, Florida 32701

    King Simmons                              172,157                *
    258 East Altamonte Drive
    Altamonte Springs, Florida 32701

All Officers and Directors                353,115,528(2)          49.8%
as a Group (3 people)
--------------


(1)     Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities
Exchange Act of 1934, as amended.  Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this report on Form 10-KSB.

(2)     Includes 3,443,151 shares held of record by Maryann R. Pagnano, the wife of Michael S.
Pagnano, our Chief Executive Officer.

(3)     Includes 1,000,000 shares of Series A Preferred Stock which vote 300,000,000 shares on all stockholder matters.

*     Less than 1%.

     There are no beneficial owners of more than five percent (5%) of our Common Stock and our Series A Preferred Stock aggregated together other than our President, Chief Executive Officer and Chairman of the Board of Directors, Michael S. Pagnano.

     This table is based upon information derived from our stock records. Unless otherwise indicated, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 2003, the Company granted Michael Pagnano, the Company's CEO, stock options to buy 4,000,000 shares of the Company's common stock at an exercise price of $.051 per share. Two Non-Employee Directors (as that term is defined in Rule 16b-3(b)(3)) on the Company's Board of Directors approved the grant. In August 2003, Mr. Pagnano exercised his option to acquire 2,700,000 shares of common stock in exchange for consulting services valued at $56,758 and the cancellation of $80,942 of partial indebtedness owed by the Company to Mr. Pagnano. In February 2004, Mr. Pagnano exercised his option to acquire the remaining 1,300,000 shares of common stock in exchange for the cancellation of $66,300 of partial indebtedness owed by the Company to Mr. Pagnano. The grant of the stock options was ratified by the majority stockholders at the annual stockholders meeting in February 2004.

     In September 2003, the Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Pagnano, the Company's CEO, pursuant to his employment agreement. Each share of Series A Preferred Stock is entitled to 300 votes and, with respect to liquidation, dissolution or winding up, ranks senior to the Company's common stock.

     Included in consulting expense for the years ended December 31, 2003 and 2002 is approximately $160,750 and $138,000, respectively, paid to Mr. Pagnano, the CEO of the Company, for consulting services.

     During October 2003, Michael Pagnano, the CEO of the Company, advanced $33,000 to the Company. This payable is non-interest bearing, uncollateralized and due on demand.

     In October, 2003, William Page and King Simmons each received 1,000,000 shares of the Company's common stock in consideration for services rendered as Directors pursuant to the 2003 Non-Qualified Stock Option Plan, in lieu of a $35,000 cash payment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBITS

 Exhibit No.     Description of Exhibit
----------       ----------------------
       2.1        Exchange Agreement                  (1)

       3.1        Certificate of Incorporation        (2)

       3.2        Certificate of Correction           (2)

       3.3        Certificate of Amendment            (2)

       3.4        Certificate of Amendment            (3)

       3.5        Certificate of Amendment            (4)

       3.5        Certificate of Amendment            (5)

       3.7        Certificate of Designation          (5)

       3.8        Bylaws                             (2)

      10.1        Consulting Services Agreement
                  with Scott Elliott                 (6)

      10.2        Consulting Services Agreement
                  with Harvey Levin                  (6)

      10.3        Consulting Services Agreement
                  with David Loev                    (7)

      10.4        Consulting Services Agreement
                  with Bryan Fisher                  (7)

      10.5        Consulting Services Agreement
                  with James A, Reskin               (8)

      16.1        Letter from Parker & Company,
                  Chartered Accountants              (9)

        31        Certificate of the Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002          *

        32        Certificate of the Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002          *



(1) Filed as Exhibit 2.1 to report on Form 8-K filed on February 20, 2003, and incorporated herein by reference.

(2) Filed as Exhibits to the registration statement on Form 10 SB/12G filed on April 26, 2002, and incorporated herein by reference.

(3) Filed as Exhibit 3.1 to report on Form 8-K filed on February 12, 2003, and incorporated herein by reference.

(4) Filed as Exhibit 3.1 to report on Form 8-K filed on March 21, 2003, and incorporated herein by reference.

(5) Filed as Exhibits 3.1 and 3.2 to report on Form 8-K filed on October 10, 2003, and incorporated herein by reference.

(6) Filed as Exhibits 4.1 and 4.2 to the registration statement on Form 10 S-8 filed on July 21, 2003, and incorporated herein by reference.

(7) Filed as Exhibits 4.3 and 4.4 to the registration statement on Form 10 S-8 filed on July 24, 2003, and incorporated herein by reference.

(8) Filed as Exhibit 4.5 to the registration statement on Form 10 S-8 POS filed on July 21, 2003, and incorporated herein by reference.

(9) Filed as Exhibit 15.1 to report on Form 8-K filed on May 30, 2003, and incorporated herein by reference.

*     Filed herewith as an exhibit.

     (b)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on October 10, 2003, to report an amendment to the certificate of incorporation regarding an increase in the authorized shares a Certificate of Designation establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of Series A Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $17,500 and $10,500, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,531 and $5,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

     The aggregate tax fees were $1,600 for the fiscal year ended December 31, 2002.

ALL OTHER FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for products and services provided by the principal accountant, other than the services reported above was $0 and $0, respectively.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE WORLD GOLF LEAGUE, INC.

DATED: April 14, 2004                    By: /s/ Michael S. Pagnano
                                             ------------------------
                                             Michael S. Pagnano
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME     TITLE                         DATE

/s/ Michael S. Pagnano     Chief Executive Officer          April 14, 2004
----------------------     Chief Financial Officer
Michael S. Pagnano         and Director
                           (Principal Executive Officer)


/s/ William Page           Director                         April 14, 2004
----------------------
William Page


/s/ King Simmons           Director                         April 14, 2004
----------------------
King Simmons

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Pagnano, certify that:

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

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 14, 2004


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


I, Michael S. Pagnano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of The World Golf League, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.


                                     By:/s/ Michael S Pagnano
                                     --------------------------
                                     Name:  Michael S. Pagnano
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer

April 14, 2004