Form 10QSB
period 2004-03-31
WORLD GOLF LEAGUE INC
filed 2004-05-24
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    ---------

                        Commission file number 000-49756


                          THE WORLD GOLF LEAGUE, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                   98-0201235
  --------------------------------         ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


                 2139 SR 434, Suite 101, Longwood, Florida 32779
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (407) 331-6272
                                 --------------
                        (Registrant's telephone number)


                            258 East Altamonte Drive
                        Altamonte Springs, Florida 32701
                        --------------------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 24, 2004, 421,487,169 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                           THE WORLD GOLF LEAGUE, INC.





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  March  31,  2004  and
    December  31,  2003                                                       3

  Unaudited  Condensed  Statement  of  Operations  for  the  three
    months  ended  March  31,  2004  and  2003                                4

  Unaudited  Condensed  Statement  of  Stockholders'  Equity
    (Deficit)  for  the  three  months  ended  March  31,  2004               5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the  three
    months  ended  March  31,  2004  and  2003                                6

Notes  to  Unaudited  Condensed  Financial  Statements                        7


                            THE  WORLD  GOLF  LEAGUE,  INC.
                         UNAUDITED  CONDENSED  BALANCE  SHEET
                         MARCH 31, 2004 AND DECEMBER 31, 2003



                                                            MARCH  31,    DECEMBER  31,
                                                              2004           2003
     ASSETS                                                (UNAUDITED)      (NOTE)
-------------                                              -------------  -------------
Current assets:
  Cash and cash equivalents                               $     92,861   $     69,957
  License fee receivable, current                               21,250         21,250
                                                          -------------  -------------

    Total current assets                                       114,111         91,207

Property and equipment, net                                     19,642         19,674
License fee receivable, net of current portion                  20,000         20,000
Other assets                                                     2,150          1,875
                                                          -------------  -------------

      Total assets                                        $    155,903   $    132,756
                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $     71,662   $     67,174
  Accrued liabilities                                          283,373        336,362
  Notes payable to prize winners                               300,000        300,000
  Payable to stockholders                                         -            33,000
  Deferred license fee revenue, current                         21,250         21,250
                                                          -------------  -------------

    Total current liabilities                                  676,285        757,786

Deferred license fee revenue, net of current portion            20,000         20,000
                                                          -------------  -------------

    Total liabilities                                          696,285        777,786
                                                          -------------  -------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                     1,000          1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 410,881,550 and 382,329,944 shares
    issued and outstanding, respectively                       410,882        382,330
  Additional paid-in capital                                11,094,001      9,865,898
  Unissued common stock                                         10,000           -
  Treasury stock, at cost, 3,128,447 shares                   (350,941)      (350,941)
  Accumulated deficit                                      (11,705,324)   (10,543,317)
                                                          -------------  -------------

    Total stockholders' deficit                               (540,382)      (645,030)
                                                          -------------  -------------

      Total liabilities and stockholders' deficit         $    155,903   $    132,756
                                                          =============  =============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


             The accompanying notes are an integral part of these unaudited condensed financial statements.


                         THE  WORLD  GOLF  LEAGUE,  INC.
                UNAUDITED  CONDENSED  STATEMENT  OF  OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                             THREE  MONTHS  ENDED
                                                                  MARCH  31,
                                                               2004         2003
                                                             --------      --------
Membership  fee  revenue                                   $       -     $       -
License  revenue                                                   -             -
                                                              --------      --------

  Total  revenue                                                   -             -

Operating, general and administrative expenses              (1,158,298)     (179,195)
                                                           -----------   -----------

  Net  operating  loss                                      (1,158,298)     (179,195)

Other  income  (expense):
  Interest  expense                                             (3,709)          -
                                                           -----------    -----------

    Net  income  (loss)                                    $(1,162,007)  $  (179,195)
                                                           ===========   ===========


Weighted  average  shares  outstanding                     392,538,689   201,000,000
                                                           ===========   ===========

Earnings (loss) per share (basic and fully diluted)        $    (0.00)   $     (0.00)
                                                           ==========     ==========


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                                                     THE WORLD GOLF LEAGUE, INC.
                                       UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                                                                                                         TOTAL
                                                                                                                         STOCK-
                          PREFERRED  STOCK       COMMON  STOCK       ADDITIONAL   UNISSUED   EQUITYHOLDERS'            HOLDERS'
                         -------------------   ------------------     PAID-IN      COMMON     TREASURY    ACCUMULATED  EQUITY
                          SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL      STOCK       STOCK        DEFICIT   (DEFICIT)
                         ---------  -------  -----------  --------  ------------  ----------  ----------  ------------- --------
Balance as of December
31,  2003                1,000,000 $ 1,000  382,329,944  $382,330   $ 9,865,898   $     -     $(350,941) $(10,543,317) $ (645,030)

Common stock issued for
  services                      -       -    18,158,500    18,159       725,596         -           -              -      743,755

Common stock issued as
  payment of accrued lia-
  bilities                      -       -     1,194,444     1,194        78,806         -           -              -       80,000

Issuance of stock options
  for services                  -       -             -         -        32,541         -           -              -       32,541

Exercise of stock options
  for cash                      -       -     7,000,000     7,000       217,059         -           -              -      224,059

Exercise of stock options
  in lieu of reduction in
  payable to stockholder
  and compensation expense      -       -     1,300,000     1,300        65,000         -           -              -       66,300

Correction of common stock
  issued upon recapitali-
  zation                        -       -       898,662       899          (899)        -           -              -          -

Capital contributed by
  stockholders                  -       -             -         -       110,000         -           -              -      110,000

Cash received for unissued
  common stock                  -       -             -         -            -     10,000          -              -        10,000

Net loss                        -       -             -         -            -         -           -       (1,162,007)  (1,162,007)
                        ---------  -------  -----------  --------  ------------  ----------  ----------  -------------   ----------

Balance as of March 31,
  2004                  1,000,000  $ 1,000  410,881,550  $410,882   $11,094,001   $10,000   $(350,941)   $(11,705,324)  $(540,382)
                       =========  =======  ===========  ========  ============  ==========  ==========  ============  =============


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                            THREE  MONTHS  ENDED
                                                                  MARCH  31,
                                                             -----------------
                                                              2004         2003
                                                          ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                       $(1,162,007)  $(179,195)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                         836,821      60,822
                                                          ------------  ----------

      Net cash used in operating activities                  (325,186)   (118,373)
                                                          ------------  ----------

Cash flows from investing activities:
  Purchase of fixed assets                                     (1,030)         -
                                                          ------------  ----------

      Net cash used in investing activities                    (1,030)         -
                                                          ------------  ----------

Cash flows from financing activities:
  Increase (decrease) in book overdraft                            -        1,562
  Increase in payable to stockholder                            5,061     106,563
  Capital contributed by stockholders                         120,000          -
  Proceeds from exercise of stock options                     224,059          -
  Proceeds from notes payable                                      -       10,000
                                                          ------------  ----------

      Net cash provided by financing activities               349,120     118,125
                                                          ------------  ----------

Net increase (decrease) in cash and cash equivalents           22,904        (248)

Cash and cash equivalents, beginning of period                 69,957         248
                                                          ------------  ----------

Cash and cash equivalents, end of period                  $    92,861   $      -
                                                          ============  ==========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $        -      $    -
                                                          ============  ==========

  Cash paid for taxes                                     $        -      $    -
                                                          ============  ==========

Non-cash investing and financing activities:
  Common stock issued as payment of accrued liabilities   $    80,000   $      -
                                                          ============  ==========

  Exercise of stock options in lieu of reduction in
    payable to stockholder                                $    38,061   $      -
                                                          ============  ==========

                The  accompanying  notes  are  an  integral  part  of
                 these  unaudited  condensed  financial  statements

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

RECAPITALIZATION
----------------

Effective April 14, 2003 the Company entered into a share exchange agreement (the "Agreement") whereby the Company agreed to exchange 100% of the issued and outstanding shares of its common stock for approximately 120,000,000 shares, with the possibility of receiving an additional 30,000,000 shares, of the issued and outstanding shares of Novus Laboratories, Inc. ("Novus") (a non-operating public shell corporation). The Agreement represented a recapitalization of the Company with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the Agreement, but Novus Laboratories, Inc. (which changed its name to The World Golf League, Inc.) remained as the legal reporting entity. All per share amounts in the accompanying unaudited condensed statement of operations have been adjusted to reflect the effects of the recapitalization.

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


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

As of and during the three months ended March 31, 2004, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Negative  cash  flows  from  operations                     $   (325,186)

       Net  loss                                                   $ (1,162,007)

       Negative  working  capital                                  $   (562,174)

       Accumulated  deficit                                        $(11,705,324)

       Stockholders'  deficit                                      $   (540,382)


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


                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS



2.     GOING  CONCERN  CONSIDERATIONS,  CONTINUED
       ------------------------------------------

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

On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share. During 2003, options to purchase 2,700,000 shares of common stock were exercised and the proceeds used to pay back the payable to the CEO. During the three months ended March 31, 2004, the remaining options to purchase 1,300,000 shares of common stock were exercised and, in lieu of cash, the payable to the stockholder of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

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

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. There were no employee stock options issued during the three months ended March 31, 2004 nor were there any outstanding at March 31, 2004.



                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
     SELECTED  NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS



3.     STOCK  OPTION  PLANS,  CONTINUED
       --------------------------------

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

During the three months ended March 31, 2004, the Company entered into consulting agreements and, in accordance with the NQ Plan, issued 18,158,500 shares of common stock and options to purchase 7,000,000 shares of common stock at exercise prices ranging from $0.031 to $0.034 per share with an expiration date within 45 days of the grant date, to various consultants of the Company for services performed. Based on the fair market value of the common stock on the date the terms of the agreement were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $743,755 and, using the Black Scholes Option Pricing Model, the stock options resulted in $32,541 of additional expense which is included in the accompanying 2004 statement of operations. Prior to March 31, 2004, the consultants exercised the stock options and the Company received proceeds of $224,059.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     The World Golf League (the "Company") was incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada corporation ("Novus-NV"). Asia Pacific Trading changed its name to Novus Laboratories on June 20, 2000. The business operations of Novus-NV have since been abandoned and Novus-NV has been dissolved.

     In February 2003, the Company completed a 2.7:1 forward stock split of its issued and outstanding common stock. In March 2003, the Company completed a 10:1 forward stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-QSB unless otherwise stated.

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

     Novus Shareholders agreed to raise the Company a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. The company and the Novus Shareholders amended the terms of the Share Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the former Novus shareholders would be delivered to the Company in lieu of canceling the shares. Through December 31, 2003, this arrangement resulted in the Company receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General as discussed below. The Company did not receive any money pursuant to this arrangement during the three months ended March 31, 2004.

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

     The Company added a World Championship tournament to its schedule. The first one was played in Scottsdale, Arizona May 13-15 2004. The Company signed Phil Esposito, a professional hockey player and NHL Hall of Famer, to a one year endorsement contract. Mr. Esposito joins The World Golf League as an official spokesperson to provide endorsement services for The World Gold League in television and print advertising. The Company also signed Fred Funk to a one-year agreement under which Mr. Funk will represent the Company in any future television and print advertising campaigns.

     In March 2004, Len Mattiace, a professional golfer and PGA Tour winner, joined The World Golf League as an official spokesperson. Mr. Mattiace will provide endorsement services for The World Gold League in television and print advertising.

     During 2003, the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of December 31, 2003, the Company paid approximately $535,000 in cash and during the three months ended March 31, 2004, the Company issued 694,444 shares of common stock with a value of $30,000 to repurchase certain of its license agreements. The stock was issued pursuant to the Company's stock option plan. As of March 31, 2004, the Company still owed approximately $35,000 to 2 former licensees for the repurchase of the licenses.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     The Company did not have any revenue for the three months ended March 31, 2004 or the three months ended March 31, 2003.

     Operating, general and administrative expenses increased $979,103 (or 546%) to $1,158,298 for the three months ended March 31, 2004, as compared to $179,195 for the three months ended March 31, 2003. The increase in operating, general and administrative expense and its net operating loss was due to additional costs incurred related to its marketing campaign, the increasing costs related to common stock issued for services as well as increases in legal and accounting fees.

     Interest expense was $3,709 for the three months ended March 31, 2004. The Company did not have interest expense for the three months ended March 31, 2004.

     As of March 31, 2004, the Company had an accumulated deficit of $11,705,324.

LIQUITY AND CAPITAL RESOURCES

     As of March 31, 2004, total current assets were $114,111 consisting of cash and cash equivalents in the amount of $92,861 and the current portion of license fee receivable in the amount of $21,250.

     Total current liabilities were $676,285 as of March 31, 2004, consisting of accounts payable of $71,662, accrued liabilities of $283,373, note payable to prize winners of $300,000 and the current portion of deferred license fee revenue of $21,250.

     The Company had negative net working capital of $562,174 for the three months ended March 31, 2004. The ratio of current assets to current liabilities for the three months ended March 31, 2004 was 17%.

     The Company had a $22,904 increase in cash and cash equivalents for the period ended March 31, 2004. The Company used $325,186 of cash in operating activities during the three months ended March 31, 2004. The Company used $1,030 to purchase fixed assets during the three months ended March 31, 2004. The Company had the following cash flows from financing activities: $5,061 due to an increase in payable to stockholder, $120,000 of capital contributed by stockholders and $224,059 as proceeds from the exercise of stock options.

     The Company believes that it can operate at its current level of liquidity for the next twelve months. It is imperative that the Company raise an additional $2,500,000 of capital in order to implement its business plan. The Company is attempting to raise funds through debt and/or equity offerings. The Company intends to use any funds raised to pay down debt and to provide the Company with working capital. There can be no assurance that any new capital would be available to the Company or that adequate funds from the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If the Company is unable to obtain debt and/or equity financing upon terms that the Company's management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its business strategy and maintain its current operations. As a result, it may require the Company to delay, curtail or scale back some or all of its operations including future golf tournaments. The Company does not currently have commitments for capital at this time.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. We require capital of approximately $287,000 to satisfy the obligations of our past tournament. We also require $2,500,000 of additional capital in order to implement our business plan. Without this additional capital, the Company believes that it can operate at its current level of liquidity for the next twelve months. The Company is taking steps to raise equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

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

     Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Ham, Langston & Brezina, LLP, in their independent auditors' report on our balance sheet as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 2 of the notes to our financial statements.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2003, Equity Growth & Management ("Equity Growth") filed suit against the World Golf League, Inc. in Seminole County Court in Sanford, Florida. Equity Growth was seeking 24,000,000 shares in connection with a finder's fee from an introduction of a reverse merger. In March 2004, Equity Growth and the Company entered into a settlement agreement resulting in the issuance of 24,000,000 shares of common stock. In April 2004, the judge approved the settlement agreement and the issuance of restricted shares. In October 2003, the Company issued Equity Growth, of which Tom Waite is the beneficial owner, 24,000,000 restricted shares of its common stock in consideration for services provided in connection with a reverse merger transaction. The Company's transfer agent, however, issued the shares without a restrictive legend. Equity Growth deposited the shares with a broker and sold 7,000,000 shares of the Company's common stock into the public market. To remedy the situation, the transfer agent requested the return of the shares from the broker on the Company's behalf. As part of this litigation, the Company has reissued the 17,000,000 shares of the Company's common stock with a restrictive legend to Equity Growth. The Company is now seeking the return of 7,000,000 shares of its common stock from Equity Growth or the cash equivalent which the Company estimates to be $161,000. The Company is also seeking to have the original agreement between the Company and Equity Growth rescinded due to fraud and to have 24,000,000 shares of its common stock returned to the Company consisting of 17,000,000 restricted shares currently owned by Equity Growth and 7,000,000 shares (or the cash equivalent) sold into the public market by Equity Growth.

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

ITEM 2.  CHANGES IN SECURITIES

     (c) In January 2004, the Company issued an aggregate of 464,825 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to two (2) former shareholder of The World Golf League, Inc., a Florida corporation ("World Golf Florida") pursuant to an Exchange Agreement whereby World Golf Florida became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In February 2004, the Company issued 433,837 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to a third former shareholder of World Golf Florida pursuant to the Exchange Agreement. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In April 2004, the Company issued an aggregate of 1,666,665 shares of its common stock, $.001 par value per share which were not registered under the Act, to four (4) individuals in consideration for $20,000. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     Also in April 2004, the Company issued 500,000 to one individual in consideration for employment services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 11, the Company held an Annual Meeting of shareholders at 10:00 a.m. at Lake Mary Marriott, 1501 International Parkway, Lake Mary, Florida 32746. Of the 382,034,944 outstanding shares of Common Stock and the 1,000,000 outstanding shares of Series A Preferred Stock (having 300 votes per share or a aggregate of 300,000,000 votes) entitled to be voted at the Annual Meeting, there were stockholders, either present, in person or represented by proxy, holding 61,888,694 of such shares of Common Stock and 1,000,000 shares of such Series A Preferred Stock (or an aggregate 361,888,694 votes) which represented 53.1% of the outstanding shares of Common Stock and Series A Preferred Stock entitled to be voted which was sufficient for a quorum to conduct business.
Each share of Common Stock represented at the meeting was entitled to one vote. Each share of Series A Preferred Stock was entitled to 300 votes. The following matters were submitted to the shareholders for a vote at the Annual Meeting:

1.   Election of three Directors, Michael Pagnano, William Page and King
     Simmons.
2. Ratification of an amendment to our Certificate of Incorporation that became effective on February 3, 2003.
3. Ratification of an amendment to our Certificate of Incorporation that became effective on March 11, 2003.
4. Ratification of an amendment to our Certificate of Incorporation that became effective on October 8, 2003.
5. Ratification of the Form S-8 Registration Statements relating to 52,166,667 shares of our Common Stock to be issued pursuant to our 2003 Consultant Services Plan.
6. Ratification of the adoption of the 2003 Stock Option Plan (the "2003 Plan") and the related Form S-8 Registration Statement to register 4,000,000 shares of our Common Stock.
7. Ratification the adoption of the 2003 Non-Qualified Stock Option Plan (the "2003 NQSO Plan") and the related Form S-8 Registration Statements to register 85,000,000 shares of our Common Stock.
8. Ratification of the Appointment of Ham, Langston, & Brezina, LLP of Houston, Texas ("Ham Langston") as the corporation's independent auditors for fiscal year 2003.

     The shareholders elected Michael Pagnano, William Page and King Simmons as Directors of the Company. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 361,180,694 (or 99.8%) for and 708,000 abstained.

     The shareholders ratified an amendment to the Company's Certificate of Incorporation that had been previously approved by the Board of Directors and majority stockholders via consent to action without a meeting on January 31, 2003 and had become effective on February 3, 2003. Pursuant to the Certificate of Amendment, the Company affected a 2.7:1 forward stock split, increased the authorized number of shares of Common Stock from 25,000,000 shares to 50,000,000 shares, and authorized 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 361,180,694 (or 99.8%) for and 708,000 abstained.

     The Shareholders ratified an amendment to the Company's Certificate of Incorporation that had been previously approved by the Board of Directors and majority stockholders via consent to action without a meeting on March 7, 2003 and had become effective on March 11, 2003. Pursuant to the Certificate of Amendment, the Company affected a 10:1 forward stock split and increased the authorized number of shares of Common Stock from 50,000,000 shares to 300,000,000 shares. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 360,775,780 (or 99.7%) for, 404,914 not for and 708,000 abstained.

     The shareholders ratified an amendment to the Company's Certificate of Incorporation that had been previously approved by the Board of Directors and majority stockholders via consent to action without a meeting on October 3, 2003 and had become effective on October 8, 2003. Pursuant to the Certificate of Amendment, the Company increased the authorized number of our shares of Common Stock from 300,000,000 shares to 500,000,000. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 360,775,780 (or 99.7%) for, 404,914 not for and 708,000 abstained.

     The shareholders ratified the Form S-8 Registration Statements, relating to 52,166,667 shares of the Company's Common Stock to be issued pursuant to the Company's 2003 Consultant Services Plan. The officers, as directed by the Board, filed three Form S-8 Registration Statements with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (the "Securities Act"), relating to an aggregate of 52,166,667 shares of the Company's Common Stock to be issued or acquired pursuant to the Company's 2003 Consultant Services Plan. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 361,180,694 (or 99.8%) for and 708,000 abstained.

     The shareholders ratified the adoption of the Company's 2003 Stock Option Plan and the related Form S-8 Registration Statement, relating to 4,000,000 shares of our Common Stock to be issued pursuant to the Company's 2003 Stock Option Plan. The Board of Directors adopted the 2003 Stock Option Plan. The officers, as directed by the Board, filed a Form S-8 Registration Statement with the SEC under the Securities Act, relating to 4,000,000 shares of Common Stock. The officers granted Michael S. Pagnano, our President, options to acquire 4,000,000 shares of Common Stock pursuant to the 2003Plan. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 361,180,694 (or 99.8%) for and 708,000 abstained.

     The shareholders ratified the adoption of the 2003 Non-Qualified Stock Option Plan and the related Form S-8 Registration Statements, relating to 85,000,000 shares of our Common Stock to be issued pursuant to the 2003 Non-Qualified Stock Option Plan. The Board of Directors adopted the 2003 Non-Qualified Stock Option Plan. The officers, as directed by the Board, filed two Form S-8 Registration Statement with the SEC under the Securities Act, relating to an aggregate of 85,000,000 shares of the Company's Common Stock to be issued or acquired pursuant to the 2003 NQSO Plan. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 360,775,780 (or 99.7%) for, 404,914 not for and 708,000 abstained.

     The Board of Directors appointed Ham Langston as the Company's independent auditors for fiscal year 2003. The shareholders ratified the appointment of Ham Langston. Of the 361,888,694 shares of common and preferred stock present and entitled to be voted at the meeting, the following votes were cast regarding the foregoing: 361,168,694 (or 99.8%) for, 12,000 not for and 708,000 abstained.

ITEM 5.  OTHER INFORMATION

     Related Party Transactions
     --------------------------

     During the three months ended March 31, 2004, Michael Pagnano exercised the remaining 1,300,000 (out of 4,000,000) options with a $0.051 exercise price that he was granted pursuant to the Company's 2003 Stock Option Plan. In lieu of cash, a payable to Mr. Pagnano of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     4.1               Legal Agreement, Michael L. Corrigan
                       dated January 20,2004                         (1)

     4.2               Legal Agreement, Michael L. Corrigan
                       dated March 29, 2004                          (2)

     5.1               Opinion of Counsel, Michael L. Corrigan
                       dated February 17, 2004                       (1)

     5.2               Opinion of Counsel, Michael L. Corrigan
                       dated April 4, 2004                           (2)

     23.1              Consent of Parker & Co., Chartered
                       Accountants                                   (1)

     23.2              Consent of Michael L. Corrigan                (1)
                       (included in Exhibit 5.1)

     23.3              Consent of Ham, Langston & Brezina, LLP       (2)

     23.4              Consent of Michael L. Corrigan
                       (included in Exhibit 5.2)                     (2)

     31                Certificate of the Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002                               *

     32                Certificate of the Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002                               *

(1) Filed as Exhibits, 4.1, 5.1, 23.1 and 23.2 to the Form S-8 Registration Statement filed on February 2, 2004 and incorporated herein by reference.

(2) Filed as Exhibits, 4.1, 5.1, 23.1 and 23.2 to the Form S-8 Registration Statement filed on April 14, 2004 and incorporated herein by reference.

* Filed Herein.

     b)     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE WORLD GOLF LEAGUE, INC.

DATED: May 24, 2004                    By: /s/ Michael Pagnano
                                             ------------------------
                                             Michael Pagnano
                                             Chief Executive Officer and
                                             Chief Financial Officer

EXHIBIT  31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Pagnano, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The World Golf League, Inc.

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

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 24, 2004


                                   By: /s/ Michael Pagnano
                                   -------------------------------
                                   Michael Pagnano,
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002


I, Michael Pagnano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.

Date: May 24, 2004

                                   By: /s/ Michael Pagnano
                                       -------------------------------
                                       Michael Pagnano,
                                       Chief Executive Officer and
                                       Principal Financial Officer