Form 10QSB
period 2004-06-30
WORLD GOLF LEAGUE INC
filed 2004-08-24
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   --------------

               Commission file number 000-49756


                          THE WORLD GOLF LEAGUE, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                  98-0201235
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

As of August 23, 2004, 436,966,137 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                           THE WORLD GOLF LEAGUE, INC.





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  June  30,  2004  and
    December  31,  2003                                                  F-3

  Unaudited  Condensed  Statement  of  Operations  for  the  three
    months  and  six  months  ended  June  30,  2004  and  2003          F-4

  Unaudited  Condensed  Statement  of  Stockholders'  Equity
    (Deficit)  for  the  six  months  ended  June  30,  2004             F-5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the  six
    months  ended  June  30,  2004  and  2003                            F-6

Notes  to  Unaudited  Condensed  Financial  Statements                   F-7


                          THE WORLD GOLF LEAGUE, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                      JUNE 30, 2004 AND DECEMBER 31, 2003


                                                            JUNE  30,    DECEMBER  31,
                                                              2004           2003
     ASSETS                                                (UNAUDITED)      (NOTE)
---------------                                           -------------  -------------
Current assets:
  Cash and cash equivalents                               $     44,281   $     69,957
  License fee receivable, current                                    -         21,250
  Accounts receivable                                            1,027              -
                                                          -------------  -------------

    Total current assets                                        45,308         91,207

Property and equipment, net                                     18,580         19,674
License fee receivable, net of current portion                       -         20,000
Other assets                                                     1,875          1,875
                                                          -------------  -------------

      Total assets                                        $     65,763   $    132,756
                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $     52,546   $     67,174
  Accrued liabilities                                          178,251        336,362
  Notes payable to prize winners                               293,400        300,000
  Payable to stockholders                                            -         33,000
  Deferred license fee revenue, current                              -         21,250
  Deferred membership fee revenue                              281,843              -
  Convertible debenture                                        100,000              -
                                                          -------------  -------------

    Total current liabilities                                  906,040        757,786

Deferred license fee revenue, net of current portion                 -         20,000
                                                          -------------  -------------

    Total liabilities                                          906,040        777,786
                                                          -------------  -------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                     1,000          1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 429,263,559 and 382,329,944 shares
    issued and outstanding at June 30, 2004 and
    December 31, 2003, respectively                            429,264        382,330
  Additional paid-in capital                                11,478,056      9,865,898
  Treasury stock, at cost, 1,189,228 and 3,128,447
    shares, respectively                                      (135,572)      (350,941)
  Accumulated deficit                                      (12,613,025)   (10,543,317)
                                                          -------------  -------------

    Total stockholders' deficit                               (840,277)      (645,030)
                                                          -------------  -------------

      Total liabilities and stockholders' deficit         $     65,673   $    132,756
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


                             THE WORLD GOLF LEAGUE, INC.
                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                      THREE  MONTHS  ENDED           SIX  MONTHS  ENDED
                                            JUNE  30,                     JUNE  30,
                                       2004           2003           2004           2003
                                   -------------  -------------  -------------  -------------
Membership fee revenue             $     48,191   $          -   $     48,191   $          -
License revenue                               -              -              -              -
                                   -------------  -------------  -------------  -------------

  Total revenue                          48,191              -         48,191              -

Operating, general and adminis-
  trative expenses                      951,594        104,446      2,109,892        283,641
                                   -------------  -------------  -------------  -------------

  Net operating loss                   (903,403)      (104,446)    (2,061,701)      (283,641)

Other income (expense):
  Interest expense                       (3,668)             -         (7,377)             -
                                   -------------  -------------  -------------  -------------

    Net income (loss)              $   (907,071)  $   (104,446)  $ (2,069,078)  $   (283,641)
                                   =============  =============  =============  =============


Weighted average shares
  outstanding                       422,310,166    201,000,000    407,424,597    201,000,000
                                   =============  =============  =============  =============

Earnings (loss) per share (basic
  and bully diluted)               $      (0.00)  $      (0.00)  $      (0.01)  $      (0.00)
                                   =============  =============  =============  =============



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                                               THE WORLD GOLF LEAGUE, INC.
                                UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                                                                                                     TOTAL
                                                                                                                    STOCK-
                              PREFERRED  STOCK     COMMON  STOCK          ADDITIONAL                                HOLDERS'
                            -------------------  --------------------      PAID-IN     TREASURY     ACCUMULATED     EQUITY
                             SHARES    AMOUNT    SHARES        AMOUNT      CAPITAL       STOCK        DEFICIT      (DEFICIT)
                            --------  -------  ------------  ---------  ------------  ----------  -------------  ------------
Balance as of December
  31, 2003                 1,000,000  $ 1,000  382,329,944   $382,330   $ 9,865,898   $(350,941)  $(10,543,317)  $  (645,030)

Common stock issued for
  services                         -        -   37,822,799     37,823     1,204,440           -              -     1,242,263

Common stock issued as payment
  of accrued liabilities           -        -    1,194,444      1,194        78,806           -              -        80,000

Effect of beneficial conversion
  feature of convertible
  debentures                       -        -            -          -       100,000           -              -       100,000

Issuance of stock options for
  services                         -        -            -          -        32,541           -              -        32,541

Exercise of stock options for
  cash                             -        -    4,000,000      4,000        76,000           -              -        80,000

Exercise of stock options in
  lieu of reduction in payable
  to stockholder and compensa-
  tion expense                     -        -    1,300,000      1,300        65,000           -              -        66,300

Correction of common stock
  issued upon recapitalization     -        -    1,910,948      1,911        (1,911)          -              -             -

Capital contributed by
  stockholders                     -        -            -          -       110,000           -              -       110,000

Common stock issued for cash       -        -    2,666,664      2,667        37,333           -              -        40,000

Purchase of treasury stock         -        -            -          -             -     (31,250)             -       (31,250)

Cancellation of treasury stock     -        -   (1,961,240)    (1,961)      (90,051)     92,012              -             -

Reissuance of treasury stock
  as payment of accrued
  liabilities                      -        -            -          -       154,607           -        154,607


Net loss                           -        -            -          -             -           -     (2,069,708)   (2,069,708)
                            --------  -------  ------------  ---------  ------------  ----------  -------------  ------------

Balance as of June
  30, 2004                 1,000,000  $ 1,000  429,263,559   $429,264   $11,478,056   $(135,572)  $(12,613,025)  $  (840,277)
                            ========  =======  ============  =========  ============  ==========  =============  ============



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



                                                           SIX  MONTHS  ENDED
                                                                JUNE  30,
                                                       ------------------------
                                                           2004         2003
                                                       ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                    $(2,069,078)  $(283,641)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                    1,729,591      17,843
                                                       ------------  ----------

      Net cash used in operating activities               (339,487)   (265,798)
                                                       ------------  ----------

Cash flows from financing activities:
  Increase in payable to stockholder                         5,061      96,563
  Increase (decrease) in book overdraft                          -       2,096
  Payments on note payable to stockholder                        -      (6,000)
  Net proceeds from note payable                                 -      40,000
  Capital contributed by stockholders                      120,000      82,911
  Purchase of treasury stock                               (31,250)          -
  Cash contributed with reverse merger                           -      49,980
  Proceeds from exercise of stock options                   80,000           -
  Proceeds from issuance of common stock                    40,000           -
  Proceeds from issuance of convertible debentures         100,000           -
                                                       ------------  ----------

      Net cash provided by financing activities            313,811     265,550
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents       (25,676)       (248)

Cash and cash equivalents, beginning of period              69,957         248
                                                       ------------  ----------

Cash and cash equivalents, end of period               $    44,281   $       -
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

     REVENUE  RECOGNITION
     --------------------

Annual membership fee and royalty revenue are typically deferred and recognized as the services are provided.

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


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

As of and during the six months ended June 30, 2004, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Negative  cash  flows  from  operations          $   (339,487)

       Net  loss                                       $  (2,069,078)

       Negative  working  capital                      $  (860,732)

       Accumulated  deficit                             $(12,613,025)

       Stockholders'  deficit                           $   (994,884)


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

On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share, which approximated fair market value. During 2003, options to purchase 2,700,000 shares of common stock were exercised and the proceeds used to pay back the payable to the CEO. During the six months ended June 30, 2004, the remaining options to purchase 1,300,000 shares of common stock were exercised and, in lieu of cash, the payable to the stockholder of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

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

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. There were no employee stock options issued during the six months ended June 30, 2004 nor were there any outstanding at June 30, 2004.



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

During the six months ended June 30, 2004, the Company entered into consulting agreements and, in accordance with the NQ Plan, issued 37,822,799 shares of common stock and options to purchase 4,000,000 shares of common stock at an exercise price of $0.02 per share with an expiration date within 45 days of the grant date, to various consultants of the Company for services performed. Based on the fair market value of the common stock on the date the terms of the agreement were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $1,242,263 and, using the Black Scholes Option Pricing Model, the stock options resulted in $32,541 of additional expense which is included in the accompanying 2004 statement of operations. During the six months ended June 30, 2004, the consultants exercised the stock options and the Company received proceeds of $80,000.


4.     CONVERTIBLE  DEBENTURES
       -----------------------

Effective June 4, 2004, the Company entered into an agreement whereby it agreed to issue $250,000 in convertible debentures of which $100,000 was funded as of June 30, 2004. The debentures bear interest at 7% per year payable monthly in cash or common stock at the debenture holder's option. The debentures mature June 3, 2006 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price equal to the lesser of (i) $0.25 or
(ii) 80% of the average of the five lowest volume weighted average prices during the twenty days prior to the holder's election to convert. Based on the fair market value of the stock price, the Company recorded the effect of this beneficial conversion, which was limited to $100,000, in the accompanying financial statements as of and for the six months ended June 30, 2004.

In addition, the Company issued to the holders of the convertible debentures warrants to purchase 2,500,000 shares of the Company's common stock with a strike price of $1.00 per share and a conversion period of three years. Using the Black-Scholes option pricing model with the following assumptions, (i) volatility of 200%, and (ii) interest rate of 4%, the value of the warrants was not material and no related interest expense was recorded in the accompanying statement of operations.

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

OVERVIEW

     The World Golf League, Inc. (the "Company", "World Golf" or "WGL") was incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada corporation ("Novus-NV"). Asia Pacific Trading changed its name to Novus Laboratories on June 20, 2000. The business operations of Novus-NV have since been abandoned and Novus-NV has been dissolved.

     In February 2003, the Company completed a 2.7:1 forward stock split of its issued and outstanding common stock. In March 2003, the Company completed a 10:1 forward stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this Report unless otherwise stated.

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

     In addition, the Share Exchange Agreement stated that in the event $1,000,000 was not raised by the Novus Shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Share Exchange Agreement. As $1,000,000 was not raised, the Company will be issuing an additional 30,000,000 shares of its restricted common stock to former shareholders of World Golf Florida. However, Michael Pagnano, the Company's Chief Executive Officer and a former shareholder of World Golf Florida, will not receive any additional shares. As a result of Mr. Pagnano not receiving any additional shares, the 30,000,000 shares will be reduced accordingly to approximately 12,700,000 shares.

     The Company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, the Company paid $314,000 and executed a note payable to the winners of the 2001 World Golf League National Tournament for $293,400 bearing interest at 5% per annum which is due in November 2004 in full settlement of this lawsuit.

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

     During 2003, the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of December 31, 2003, the Company paid approximately $535,000 in cash. During the three months ended March 31, 2004, the Company issued 694,444 shares of common stock with a value of $30,000 to repurchase certain of its license agreements. The stock was issued pursuant to the Company's stock option plan. Subsequent to the quarter ended June 30, 2004, the Company paid an aggregate of $70,000 to repurchase the final two outstanding licenses.

     The Company added a World Championship tournament to its schedule. The first one was played in Scottsdale, Arizona May 13-15 2004. The Company signed Phil Esposito, a professional hockey player and NHL Hall of Famer, to a one year endorsement contract. Mr. Esposito joins The World Golf League as an official spokesperson to provide endorsement services for The World Golf League in television and print advertising. The Company also signed Fred Funk to a one-year agreement under which Mr. Funk will represent the Company in any future television and print advertising campaigns.

     The Company completed the concept and production-planning phase for a reality based television series entitled "The WGL Million Dollar Shoot Out." The Company plans for thirty-two (32) players to compete in a WGL handicapped, winner takes all event. The Company is presenting the pilot to networks and potential sponsors. The Company intends to produce the series over a two-week period in Las Vegas, Nevada in November 2004. The Company plans to air eleven
(11) one-hour episodes on national cable during the winter of 2005. The Company will retain all rights for the series and act as executive producer. Convergence Film and Television of Orlando, Florida will act as producers of the series.

     In May 2004, the Company raised an aggregate of $40,000 from several individuals in a private placement of its common stock at $0.015 per share. In June 2004, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate") for the sale of convertible debentures in an aggregate principal amount of $250,000 (the "Convertible Debentures" or "Debentures"). The Securities Purchase Agreement also provided for the issuance of warrants to purchase up to an aggregate of 2,500,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Warrants"). The Debentures bear interest at 7%, mature two years from the date of issuance, and are convertible into the Company's common stock into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by eleven (11), less the product of the conversion price multiplied by ten (10) times the dollar amount of the Debentures being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price for the Debentures is the lesser of (i) $0.25; or
(ii) eighty percent (80%) of the average of the five (5) lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. The Debentures are convertible at the holder's option. The Warrants may be exercised concurrently with or subsequent to the conversion of the Debentures. As of the date of this Report, the Company has received an aggregate of $525,000 consisting of $250,000 in Debentures, $25,000 from the exercise of Warrants for 25,000 shares of common stock, and an advance of $250,000 towards future exercises of Warrants. As of the date of this Report, $2,500 in Debentures has been converted.

     Also, in June 2004, the Company began a plan to distribute its membership packages through several golf specialty promotion firms to be sold at different discounted price points based on volume to corporations, charities, auto dealerships and any organization that would otherwise purchase a golf promotional item. The Company entered its first wholesale deal in August 2004, as discussed below under "Subsequent Events."

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

     Subsequent Events
     -----------------

     In August 2004, the Company entered into a twelve-month contract with Upwon LLC, a marketing promotions firm in Orlando that specializes in the retail consumer electronics industry ("Upwon"). Pursuant to this contract, Upwon will give away 50,000 World Golf memberships in conjunction with purchases of certain consumer electronic brands at major national retail outlets.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     The Company had $48,191 of membership fee revenue for the three months ended June 30, 2004, as compared to no membership fee revenue for the three months ended June 30, 2003. The increase in membership fee revenue was due to the implementation of the wholesale membership sales channel. The Company collected $281,843 which has been classified as deferred membership fee revenue, which the Company will not recognize as revenues until the members play in a Company event.

     Operating, general and administrative expenses increased $847,148 (or 811%) to $951,594 for the three months ended June 30, 2004, as compared to $104,446 for the three months ended June 30, 2003. The increase in operating, general and administrative expense and net operating loss was due to additional costs incurred related to its marketing campaign, the increasing costs related to common stock issued for services as well as increases in legal and accounting fees.

     Net operating loss increased $798,957 (or 765%) to $903,403 for the three months ended June 30, 2004, as compared to $104,446 for the three months ended June 30, 2003. The increase in net operating loss was due to the increase in operating, general and administrative expense that was offset by membership fee revenue.

     Interest expense was $3,668 for the three months ended June 30, 2004. The Company did not have interest expense for the three months ended June 30, 2003.

     Net loss for the three months ended June 30, 2004 was $907,071, as compared to net loss of $104,446 for the three months ended June 30, 2003. The increase in net loss was due to the increase in operating, general and administrative expense and interest expense that were offset by membership fee revenue.

     As of June 30, 2004, the Company had an accumulated deficit of $12,613,025.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     The Company had $48,191 of membership fee revenue for the six months ended June 30, 2004, as compared to no membership fee revenue for the six months ended June 30, 2003. The increase in membership fee revenue was due to the implementation of the wholesale membership sales channel.

     Operating, general and administrative expenses increased $1,826,251 (or 644%) to $2,109,892 for the six months ended June 30, 2004, as compared to $283,641 for the six months ended June 30, 2003. The increase in operating, general and administrative expense and net operating loss was due to additional costs incurred related to its marketing campaign, the increasing costs related to common stock issued for services as well as increases in legal and accounting fees.

     Net operating loss increased $1,778,060 (or 627%) to $2,061,701 for the six months ended June 30, 2004, as compared to $283,641 for the six months ended June 30, 2003. The increase in net operating loss was due to the increase in operating, general and administrative expense that was offset by membership fee revenue.

     Interest expense was $7,377 for the six months ended June 30, 2004. The Company did not have interest expense for the six months ended June 30, 2003.

     Net loss for the six months ended June 30, 2004 was $2,069,078, as compared to net loss of $283,641 for the six months ended June 30, 2003. The increase in net loss was due to the increase in operating, general and administrative expense and interest expense that were offset by membership fee revenue.

     As of June 30, 2004, the Company had an accumulated deficit of $12,613,025.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, total current assets were $45,308 consisting of cash and cash equivalents in the amount of $44,281, and accounts receivable of $1,027.

     Total current liabilities were $906,040 as of June 30, 2004, consisting of accounts payable of $52,546, accrued liabilities of $178,251, note payable to prize winners of $293,400, deferred membership fee revenue of $281,843, and convertible debenture of $100,000.

     The Company had negative net working capital of $860,732 for the six months ended June 30, 2004. The ratio of current assets to current liabilities for the six months ended June 30, 2004 was 5.0%.

     The Company had a $25,676 net decrease in cash and cash equivalents for the period ended June 30, 2004. Net cash used in operating activities was $339,487 during the six months ended June 30, 2004. The Company did not have any cash flows from investing activities during the six months ended June 30, 2004. Net cash provided by financing activities was $313,811 during the six months ended June 30, 2004.

     The Company believes that it can operate at it current level of liquidity for the next twelve months. In addition to the money raised pursuant to a private placement of the Company's common stock and pursuant to the Securities Purchase Agreement, it is imperative that the Company raise an additional $2,000,000 of capital in order to implement its business plan. The Company raised $15,000 in a private placement of its common stock. The Company has also raised an aggregate of $525,000 pursuant to the Securities Purchase Agreement, discussed above, consisting of $250,000 in Debentures, $25,000 from the exercise of Warrants for 25,000 shares of common stock, and an advance of $250,000 towards future exercises of Warrants. The Company is attempting to raise additional funds through debt and/or equity offerings. The Company intends to use any funds raised to pay down debt and to provide the Company with working capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If the Company is unable to obtain debt and/or equity financing upon terms that the Company's management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its business strategy and maintain its current operations. As a result, it may require the Company to delay, curtail or scale back some or all of its operations including future golf tournaments. The Company does not currently have commitments for capital at this time.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise additional capital to stay in business. In addition to the $15,000 raised pursuant to a recent private placement of our common stock and the $525,000 raised pursuant to the Securities Purchase Agreement, we require additional capital of approximately $293,400 to satisfy the obligations of our past tournament, and require $2,000,000 of additional capital in order to implement our business plan. Without this additional capital, the Company believes that it can operate at its current level of liquidity for the next twelve months. The Company is taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

     The Issuance of Shares upon Conversion of the Debentures and Exercise of Outstanding warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders. The issuance of shares upon conversion of the Debentures and exercise of Warrants may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion. Although the holders may not convert their Debentures and/or exercise their Warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

     Increase in Authorized Shares Likely to Cause Dilution. We need to amend our Certificate of Incorporation to satisfy our obligations to issue shares pursuant to the conversion of the Debentures and/or the issuance of shares upon the exercise of the Warrants. Any issuance of shares of common stock that would require us to issue shares of common stock in excess of our authorized capital is contingent upon us obtaining shareholder approval to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000 and filing a Certificate of Amendment to our Certificate of Incorporation. On August 18, 2004, we filed a preliminary information statement with the Commission stating that a majority of our shareholders will approve the increase in our authorized shares of common stock. Once authorized, the issuance of additional shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

     Annual membership fee and royalty revenue are deferred and recognized when the services are provided ratably over the year.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 2003, Equity Growth & Management ("Equity Growth") filed suit against the World Golf League, Inc. in Seminole County Court in Sanford, Florida. Equity Growth was seeking 24,000,000 shares in connection with a finder's fee from an introduction of a reverse merger. In March 2004, Equity Growth and the Company entered into a settlement agreement resulting in the issuance of 24,000,000 shares of common stock. In April 2004, the judge approved the settlement agreement and the issuance of restricted shares. In October 2003, the Company issued Equity Growth, of which Tom Waite is the beneficial owner, 24,000,000 restricted shares of its common stock in consideration for services provided in connection with a reverse merger transaction. The Company's transfer agent, however, issued the shares without a restrictive legend. Equity Growth deposited the shares with a broker and sold 7,000,000 shares of the Company's common stock into the public market. To remedy the situation, the transfer agent requested the return of the shares from the broker on the Company's behalf. As part of this litigation, the Company has reissued the 17,000,000 shares of the Company's common stock with a restrictive legend to Equity Growth. The Company will seek the return of 7,000,000 shares of its common stock from Equity Growth or the cash equivalent which the Company estimates to be $161,000. The Company is also seeking to have the original agreement between the Company and Equity Growth rescinded due to fraud and to have 24,000,000 shares of its common stock returned to the Company consisting of 17,000,000 restricted shares currently owned by Equity Growth and 7,000,000 shares (or the cash equivalent) sold into the public market by Equity Growth.

     In July 2003, the Company entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the year ended December 31, 2003, the Company has paid $314,000 to the Florida Attorney General and executed a note payable at 5% per annum to the winners of the 2001 World Golf League National Tournament for $293,400 which is due in November 2004 in full settlement of this lawsuit. In addition, the Company paid the Florida Attorney General $20,000 in connection with the settlement.

ITEM 2.  CHANGES IN SECURITIES

    (c) In May 2004, the Company issued an aggregate of 2,666,664 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), to various individuals in consideration for an aggregate of $40,000. In June 2004, the Company over issued an additional 333,333 shares of its common stock to one of individuals. The Company is taking steps for the return of this over issuance of its common stock. The Company claims the exemption from registration afforded by Rule 506 of regulation D under the Act.

     Also in May 2004, the Company issued an aggregate of 1,012,286 shares of its common stock which were not registered under the Act to two (2) former shareholders of World Golf Florida who had not received their issuance of the Company's shares of common stock pursuant to the Exchange Agreement whereby World Golf Florida became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In June 2004, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate") for the sale of Debentures in an Aggregate principal amount of $250,000. In connection with the Securities Purchase Agreement, the Company also issued Warrants to purchase up to an aggregate of 2,500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     (d) Our Registration Statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-117682 became effective on August 2, 2004. The Company will not receive any proceeds from the sale of the securities registered.

     (e) The Company repurchased 120,510 shares of common stock from an individual investor for an aggregate purchase price of $6,250 (or approximately $0.052 per share) during the three months ended June 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Significant Events
     ------------------

     Our Registration Statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-117682 became effective on August 2, 2004. We registered a total of 67,500,000 shares of common stock consisting of 65,000,000 share underlying Convertible Debentures and 2,500,000 shares underlying Warrants. There is in fact no limit on the number of shares into which the Debenture may be converted. The Company will amend its Certificate of Incorporation to increase its authorized shares of common stock to 1,000,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     a)     Exhibits


      Exhibit No.                                                        Description
 4.1        Securities Purchase Agreement dated June 2004
            entered between the Company and Golden Gate                           (1)

 4.2        Convertible Debenture dated June 2004 entered
            between the Company and Golden Gate                                   (1)

 4.3        Warrant to Purchase Common Stock dated June
            2004 issued to Golden Gate                                            (1)

 4.4        Registration Rights Agreement dated June 2004
            entered between the Company and Golden Gate                           (1)

 5.1        Sichenzia Ross Friedman Ference LLP Opinion
            and Consent                                                           (1)

23.1        Consent of Ham, Langston & Brezina, LLP,
            Independent Auditors                                                  (1)

23.2        Consent of Sichenzia Ross Friedman Ference
            LLP (included in Exhibit 5.1)                                         (1)

  31        Certificate of the Chief Executive
            Officer and Chief Financial Officer
            pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002                                                      *

  32        Certificate of the Chief Executive
            Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002                                                      *



(1)  Filed  as Exhibits, 4.1, 4.2, 4.3, 4.4, 5.1, 23.1 and 23.2 to the Form SB-2
     Registration Statement, as amended, filed on July 27, 2004, and incorporated herein by reference.

* Filed Herein.

     b)     REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE WORLD GOLF LEAGUE, INC.

DATED: August 23, 2004                    By: /s/ Michael Pagnano
                                             ------------------------
                                             Michael Pagnano
                                             Chief Executive Officer and
                                             Chief Financial Officer

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

Date: August 23, 2004


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


I, Michael Pagnano, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of The World Golf League, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of The World Golf League, Inc.

Date: August 23, 2004

                                   By: /s/ Michael Pagnano
                                       -------------------------------
                                       Michael Pagnano,
                                       Chief Executive Officer and
                                       Chief Financial Officer