Form 10KSB/A
period 2003-12-30
WORLD GOLF LEAGUE INC
filed 2004-09-03
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A



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




/s/ Ham, Langston & Brezina, LLP



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


      31.1        Certification of Chief Executive
                  Officer pursuant to Rule 13a-14 and
                  Rule 15d-14(a), promulgated under
                  the Securities and Exchange Act of
                  1934, as amended                      *

      31.2        Certification of Chief Financial
                  Officer pursuant to Rule 13a-14 and
                  Rule 15d 14(a), promulgated under the
                  Securities and Exchange Act of 1934,
                  as amended                            *

      32.1        Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act
                  of 2002 (Chief Executive Officer)     *

      32.2        Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act
                  of 2002 (Chief Financial Officer)     *




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


                                            THE WORLD GOLF LEAGUE, INC.

DATED: September 3, 2004                    By: /s/ Michael S. Pagnano
                                             ------------------------
                                             Michael S. Pagnano
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                            DATE

/s/ Michael S. Pagnano     Chief Executive Officer          September 3, 2004
----------------------     Chief Financial Officer
Michael S. Pagnano         and Director
                           (Principal Executive Officer)


                           Director                         September 3, 2004
----------------------
William Page


/s/ King Simmons           Director                         September 3, 2004
----------------------
King Simmons

                                  EXHIBIT 31.1
                           THE WORLD GOLF LEAGUE, INC.
                  OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

     I, Michael S. Pagnano, the Chief Executive Officer of The World Golf League, Inc., certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of The World Golf League, Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 3, 2004

/s/ MICHAEL S. PAGNANO
----------------------
Michael S. Pagnano
Chief Executive Officer

                                  EXHIBIT 31.2
                           THE WORLD GOLF LEAGUE, INC.
                  OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

     I, Michael S. Pagnano, the Chief Financial Officer of The World Golf League, Inc., certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of The World Golf League, Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 3, 2004

/s/ MICHAEL S. PAGNANO
----------------------
Michael S. Pagnano
Chief Financial Officer

 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the amended Annual report of The World Golf League, Inc. (the "Company") on Form 10-KSB/A for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Pagnano, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to The World Golf League, Inc. and will be retained by The World Golf League, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  September 3, 2004                By: /s/ MICHAEL S. PAGNANO
                                           -----------------------
                                        Michael S. Pagnano
                                        Chief Executive Officer

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the amended Annual report of The World Golf League, Inc. (the "Company") on Form 10-KSB/A for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael S. Pagnano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to The World Golf League, Inc. and will be retained by The World Golf League, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  September 3, 2004                By: /s/ MICHAEL S. PAGNANO
                                            -----------------------
                                        Michael S. Pagnano
                                        Chief Financial Officer