Form 10QSB
period 2004-09-30
WORLD GOLF LEAGUE INC
filed 2004-11-22
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from           to
                                              ----------   --------------

               Commission file number 000-49756


                                THE WORLD GOLF LEAGUE, INC.
                                ---------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                   98-0201235
            ------                                   ----------
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


                                       N/A
                                       ---
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 18, 2004, 486,019,121 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                           THE WORLD GOLF LEAGUE, INC.




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Unaudited  Condensed  Financial  Statements:

  Unaudited  Condensed  Balance  Sheet  as  of  September  30,  2004
    and  December  31,  2003                                                   3

  Unaudited  Condensed  Statement  of  Operations  for  the  three
    months  and  nine  months  ended  September  30,  2004  and  2003          4

  Unaudited  Condensed  Statement  of  Stockholders'  Equity
    (Deficit)  for  the  nine  months  ended  September  30,  2004             5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the  nine
    months  ended  September  30,  2004  and  2003                             6

Notes  to  Unaudited  Condensed  Financial  Statements                         7


                          THE WORLD GOLF LEAGUE, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                          SEPTEMBER 30,  DECEMBER  31,
                                                             2004            2003
     ASSETS                                                (UNAUDITED)      (NOTE)
     ------                                               -------------  -------------
Current assets:
  Cash and cash equivalents                               $     15,227   $     69,957
  License fee receivable, current                                    -         21,250
  Accounts receivable                                            2,543              -
                                                          -------------  -------------

    Total current assets                                        17,770         91,207

Property and equipment, net                                     17,518         19,674
License fee receivable, net of current portion                       -         20,000
Other assets                                                     1,875          1,875
                                                          -------------  -------------

      Total assets                                        $     37,163   $    132,756
                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $     63,732   $     67,174
  Accrued liabilities                                           93,668        336,362
  Notes payable to prize winners                               290,939        300,000
  Payable to stockholders                                            -         33,000
  Deferred license fee revenue, current                              -         21,250
  Deferred membership fee revenue                              296,677              -
  Convertible debenture                                        245,500              -
  Deposit liability                                            230,000              -
                                                          -------------  -------------

    Total current liabilities                                1,220,516        757,786

Deferred license fee revenue, net of current portion                 -         20,000
                                                          -------------  -------------

    Total liabilities                                        1,220,516        777,786
                                                          -------------  -------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                     1,000          1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 439,394,907 and 382,329,944 shares
    issued and outstanding at September 30, 2004 and
    December 31, 2003, respectively                            439,395        382,330
  Additional paid-in capital                                11,774,226      9,865,898
  Treasury stock, at cost, 2,576,817 and 3,128,447
    shares, respectively                                      (197,018)      (350,941)
  Accumulated deficit                                      (13,200,956)   (10,543,317)
                                                          -------------  -------------

    Total stockholders' deficit                             (1,183,353)      (645,030)
                                                          -------------  -------------

      Total liabilities and stockholders' deficit         $     37,163   $    132,756
                                                          =============  =============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.
                                        3


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                         THREE  MONTHS  ENDED          NINE  MONTHS  ENDED
                                             SEPTEMBER  30,                SEPTEMBER  30,
                                          2004           2003           2004           2003
                                      -------------  -------------  -------------  -------------
Membership fee revenue                $      1,410   $          -   $     49,601   $          -
License revenue                                  -              -              -              -
                                      -------------  -------------  -------------  -------------

  Total revenue                              1,410              -         49,601              -

Operating, general and adminis-
  trative expenses                         563,352      2,171,043      2,673,244      2,454,684
License fee reimbursement expense           20,000        500,080         20,000        500,080
                                      -------------  -------------  -------------  -------------

  Net operating loss                      (581,942)    (2,671,123)    (2,643,643)    (2,954,764)

Other income (expense):
  Interest expense                          (6,619)        (6,605)       (13,996)        (6,605)
                                      -------------  -------------  -------------  -------------

    Net income (loss)                 $    588,561   $ (2,677,728)  $ (2,657,639)  $ (2,961,369)
                                      =============  =============  =============  =============


Weighted average shares outstanding    435,189,970    269,801,355    416,679,720    257,955,465
                                      =============  =============  =============  =============

Earnings (loss) per share (basic
  and fully diluted)                  $      (0.00)  $      (0.01)  $      (0.01)  $      (0.01)
                                      =============  =============  =============  =============



                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                                            THE WORLD GOLF LEAGUE, INC.
                               UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                                                                        TOTAL
                                                                                                                        STOCK-
                                    PREFERRED  STOCK      COMMON  STOCK        ADDITIONAL                               HOLDERS'
                                 ------------------- -----------------------    PAID-IN     TREASURY     ACCUMULATED    EQUITY
                                  SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL       STOCK        DEFICIT     (DEFICIT)
                                 ---------  -------  ------------  ---------  ------------  ----------  -------------  ----------
Balance as of December 31,
  2003                           1,000,000  $ 1,000  382,329,944   $382,330   $ 9,865,898   $(350,941)  $(10,543,317)  $  (645,030)

Common stock issued for
  services                               -        -   43,522,799     43,523     1,305,740           -              -     1,349,263

Common stock issued as payment
  of accrued liabilities                 -        -    1,194,444      1,194        78,806           -              -        80,000

Effect of beneficial conversion
  feature of convertible
  debentures                             -        -            -          -       250,000           -              -       250,000

Issuance of stock options for
  services                               -        -            -          -        32,541           -              -        32,541

Exercise of stock options for
  cash                                   -        -    4,000,000      4,000        76,000           -              -        80,000

Exercise of stock options in
  lieu of reduction in payable
  to stockholder and compensa-
  tion expense                           -        -    1,300,000      1,300        65,000           -              -        66,300

Correction of common stock
  issued upon recapitalization           -        -    2,255,263      2,255        (2,255)          -              -             -

Capital contributed by
  stockholders                           -        -            -          -       110,000           -              -       110,000

Common stock issued for cash             -        -    2,666,664      2,667        37,333           -              -        40,000

Purchase of treasury stock               -        -            -          -             -     (92,895)             -       (92,895)

Cancellation of treasury stock           -        -   (2,160,082)    (2,160)      (90,051)     92,211              -             -

Reissuance of treasury stock
  as payment of accrued
  liabilities                            -        -            -          -             -     154,607              -       154,607

Common stock issued upon
  conversion of debentures               -        -    4,240,875      4,241           259           -              -         4,500

Exercise of stock warrants
  for cash                               -        -       45,000         45        44,955           -              -        45,000

Net loss                                 -        -            -          -             -           -     (2,657,639)   (2,657,639)
                                 ---------  -------  ------------  ---------  ------------  ----------  -------------  ------------

Balance as of September 30,
  2004                           1,000,000  $ 1,000  439,394,907   $439,395   $11,774,226   $(197,018)  $(13,200,956)  $(1,183,353)
                                 =========  =======  ============  =========  ============  ==========  =============  ============


                 The accompanying notes are an integral part of these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                                           NINE  MONTHS  ENDED
                                                              SEPTEMBER  30,
                                                       --------------------------
                                                           2004          2003
                                                       ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                    $(2,657,639)  $(2,961,369)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                    2,170,804     1,501,016
                                                       ------------  ------------

      Net cash used in operating activities               (486,835)   (1,460,353)
                                                       ------------  ------------

Cash flows from financing activities:
  Increase (decrease) in book overdraft                          -             -
  Payments on note payable to stockholder                        -       (12,000)
  Capital contributed by stockholders                      110,000       376,203
  Cash contributed with reverse merger                           -        49,980
  Proceeds from issuance of common stock                    40,000     1,120,798
  Proceeds from exercise of stock options/warrants         125,000             -
  Proceeds from issuance of convertible debentures         250,000             -
  Purchase of treasury stock                               (92,895)            -
                                                       ------------  ------------

      Net cash provided by financing activities            432,105     1,534,981
                                                       ------------  ------------

Net increase (decrease) in cash and cash equivalents       (54,730)       74,628

Cash and cash equivalents, beginning of period              69,957           248
                                                       ------------  ------------

Cash and cash equivalents, end of period               $    15,227   $    74,876
                                                       ============  ============

Cash paid for interest                                 $         -   $         -
                                                       ============  ============

Cash paid for taxes                                    $         -   $         -
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

                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. (the "Company") was founded in 1999 and is based in Altamonte Springs, Florida. The Company has developed a "Play for Pay" concept, whereby amateur golfers worldwide compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept directly through wholesale providers in the United States and internationally.

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

     REVENUE  RECOGNITION
     --------------------

     Annual membership fee and royalty revenue are typically deferred and recognized as the golf tournaments are played.

     Prior to December 31, 2003, the Company enters into license agreements with third parties whereby the licensee had the right to develop and manage the Company's marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee.

     The licensee must have met certain market penetration figures in its territory annually as defined in the agreement. If the licensee did not meet the performance requirements the licensee had to forfeit half of the original license fee or be required to invest an additional 15% of the original license fee to renew the license for one year. If the licensee met the performance criteria the license automatically renewed each year for life.

                                    Continued

                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

     REVENUE  RECOGNITION,  CONTINUED
     --------------------------------

    The Company recognized the initial license fee as revenue using the installment method of accounting because the initial license fee was usually collectible over a two-year period and there was no reasonable basis for estimating the receivable's collectibility. The initial license fee was not recognized as revenue until all initial services, as required by the license agreement, had been performed by the Company.

     During 2003 and 2004, these licenses were repurchased by the Company and the Company began to market the memberships directly and through wholesale providers.

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


2.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

     As of and during the nine months ended September 30, 2004, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Negative  cash  flows  from  operations          $   (486,835)

       Net  loss                                        $ (2,657,639)

       Negative  working  capital                       $ (1,202,746)

       Accumulated  deficit                             $(13,200,956)

       Stockholders'  deficit                           $ (1,183,353)


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


     On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share, which approximated fair market value. During 2003, options to purchase 2,700,000 shares of common stock were exercised and the proceeds used to pay back the payable to the CEO. During the nine months ended September 30, 2004, the remaining options to purchase 1,300,000 shares of common stock were exercised and, in lieu of cash, the payable to the stockholder of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

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

     Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. There were no employee stock options issued during the nine months ended September 30, 2004 nor were there any outstanding at September 30, 2004.


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

     During the nine months ended September 30, 2004, the Company entered into consulting agreements and, in accordance with the NQ Plan, issued 43,522,799 shares of common stock and options to purchase 4,000,000 shares of common stock at an exercise price of $0.02 per share with an expiration date within 45 days of the grant date, to various consultants of the Company for services performed. Based on the fair market value of the common stock on the date the terms of the agreement were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $1,349,263 and, using the Black Scholes Option Pricing Model, the stock options resulted in $32,541 of additional expense which is included in the accompanying 2004 statement of operations. During the nine months ended September 30, 2004, the consultants exercised the stock options and the Company received proceeds of $80,000.


4.     CONVERTIBLE  DEBENTURES
       -----------------------

     Effective June 4, 2004, the Company entered into an agreement whereby it agreed to issue $250,000 in convertible debentures which was funded as of September 30, 2004. The debentures bear interest at 7% per year payable monthly in cash or common stock at the debenture holder's option. The debentures mature June 3, 2006 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price equal to the lesser of (i) $0.25 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty days prior to the holder's election to convert. Based on the fair market value of the stock price, the Company recorded the effect of this beneficial conversion, which was limited to $250,000, in the accompanying financial statements as of and for the nine months ended September 30, 2004. As of September 30, 2004, the Company issued 4,240,875 shares of its common stock upon conversion of $4,500 of its convertible debentures.

     In addition, the Company issued to the holders of the convertible debentures warrants to purchase 2,500,000 shares of the Company's common stock with a strike price of $1.00 per share and a conversion period of three years. Using the Black-Scholes option pricing model with the following assumptions, (i) volatility of 200%, and (ii) interest rate of 4%, the value of the warrants was not material and no related interest expense was recorded in the accompanying statement of operations. As of September 30, 2004, warrants to purchase 45,000 shares of common stock were exercised for $45,000.

5.   Notes Payable to Prize Winners
     ------------------------------

     The notes payable to prize winners represent notes entered into with winners of the 2001 World Golf League National Tournament. The notes bear interest at 5% and all principal and interest were due in September 2004. The principal and interest were not paid in September 2004 and therefore, the notes are in default and due on demand.

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

OVERVIEW

     The World Golf League (the "Company", "World Golf" or "WGL") was incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, Asia Pacific Trading, Inc. merged with Novus Laboratories, Inc., a Nevada corporation ("Novus-NV"). Asia Pacific Trading changed its name to Novus Laboratories on June 20, 2000. The business operations of Novus-NV have since been abandoned and Novus-NV has been dissolved.

     In February 2003, the Company completed a 2.7:1 forward stock split of its issued and outstanding common stock. In March 2003, the Company completed a 10:1 forward stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this Report unless otherwise stated.

     On April 14, 2003, the Company acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida") pursuant to an Exchange Agreement whereby World Golf Florida became a wholly-owned subsidiary of the Company. As a result of the acquisition of World Golf Florida, and the change in business focus, Novus Laboratories changed its name to The World Golf League, Inc.

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

     The Exchange Agreement stated that in the event $1,000,000 was not raised by the Novus Shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Share Exchange Agreement. As $1,000,000 was not raised, the Company will be issuing an additional 30,000,000 shares of its restricted common stock to former shareholders of World Golf Florida. However, Michael Pagnano, the Company's Chief Executive Officer and a former shareholder of World Golf Florida, will not receive any additional shares. As a result of Mr. Pagnano not receiving any additional shares, the 30,000,000 shares will be reduced accordingly.

     The Company entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of the Company's unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, the Company agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds the Company receives from the sale of its common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, the Company paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The note became due in September 2004, and the remaining balance owed as of September 30, 2004 of $290,939 is in default, as discussed below under "Item 3. Defaults Upon Senior Securities."

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

     During 2003, the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. As of the filing of this report, the Company has repurchased all of its outstanding license agreements.

     In 2004, the Company added a World Championship tournament to its schedule. The first one was played in Scottsdale, Arizona May 13-15 2004. The Company signed Phil Esposito, a professional hockey player and NHL Hall of Famer, to a one year endorsement contract. Mr. Esposito joins World Golf as an official spokesperson to provide endorsement services for World Golf in television and print advertising. The Company also signed Fred Funk to a one-year agreement under which Mr. Funk will represent the Company in any future television and print advertising campaigns.

     The Company completed the concept and planning phase for a reality based television series entitled "The WGL Million Dollar Shoot Out." The Company plans for thirty-two (32) players to compete in a WGL handicapped, winner takes all event. The Company is presenting the pilot to networks and potential sponsors. The Company intends to produce the series over a two-week period in Las Vegas, Nevada in January 2005. The Company plans to air eleven (11) one-hour episodes on national cable during April 2005. The Company will retain all rights for the series and act as executive producer. Convergence Film and Television of Orlando, Florida will act as producers of the series.

     In June 2004, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate") for the sale of convertible debentures in an aggregate principal amount of $250,000 (the "Convertible Debentures" or "Debentures"). The Debentures bear interest at 7%, mature two years from the date of issuance, and are convertible into the Company's common stock into the number of the Company's shares of common stock equal to the principal amount of the debentures being converted multiplied by eleven (11), less the product of the conversion price multiplied by ten (10) times the dollar amount of the Debentures being converted, and the entire foregoing result shall be divided by the conversion price. The conversion price for the Debentures is the lesser of (i) $0.25; or (ii) eighty percent (80%) of the average of the five
(5) lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. The Debentures are convertible at the holder's option. Based on the fair market value of the stock price, the Company recorded the effect of this beneficial conversion, which was limited to $250,000, in the accompanying financial statements as of and for the nine months ended September 30, 2004. As of September 30, 2004, the Company issued 4,240,875 shares of its common stock upon conversion of $4,500 of its convertible debentures.

     The Securities Purchase Agreement also provided for the issuance of warrants to purchase up to an aggregate of 2,500,000 shares of the Company's common stock at an exercise price of $1.00 per share and a conversion period of three years (the "Warrants"). The Warrants may be exercised concurrently with or subsequent to the conversion of the Debentures. As set forth in Note 4 to the financial statements provided herein, using the Black-Scholes option pricing model with the following assumptions, (i) volatility of 200%, and (ii) interest rate of 4%, the value of the warrants was not material and no related interest expense was recorded in the accompanying statement of operations. As of September 30, 2004, Warrants to purchase 45,000 shares of common stock were exercised for $45,000.

     In June 2004, the Company began a plan to sell its membership packages through wholesale distribution channels. The Company contracts with a marketing promotions firm that distributes the memberships at different discounted price points based on volume to corporations, charities, auto dealerships or other large organizations. In August 2004, the Company entered into a twelve-month contract with Upwon LLC, a marketing promotions firm in Orlando that specializes in the retail consumer electronics industry ("Upwon"). During the period from August to November 2004, Upwon and the Company have contracted for Upwon to give away an aggregate of approximately 145,000 World Golf brochures in conjunction with purchases of certain consumer electronic brands at major national retail outlets. Upwon and the Company have also contracted for Upwon to distribute 60,000 brochures within the leisure cruise industry and 40,000 brochures within the professional sports industry. The brochures contain information about World Golf along with a membership application. Beginning in 2005, the Company will receive $50 from every person who obtains a World Golf membership through Upwon. Upwon previously paid the Company $296,677 in advance, which the Company has recorded as deferred revenue. Under the current terms of the agreement between Upwon and the Company, however, the Company does not receive a payment until a World Golf membership is entered into.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had $1,410 of membership fee revenue for the three months ended September 30, 2004, as compared to no membership fee revenue for the three months ended September 30, 2003. The increase in membership fee revenue was due to was due to the implementation of the wholesale membership sales channel.

     Operating, general and administrative expenses decreased $1,607,691 (or 74%) to $563,352 for the three months ended September 30, 2004, as compared to $2,171,043 for the three months ended September 30, 2003. The decrease in operating, general and administrative expenses was due to a reduction in the amount of common stock issued for consulting services during 2004.

     License fee reimbursement expense was $20,000 for the three months ended September 30, 2004, as compared to $500,080 for the three months ended September 30, 2003. The Company repurchased most of its licenses during 2003.

     Net operating loss decreased $2,089,181 (or 78%) to $588,942 for the three months ended September 30, 2004, as compared to $2,671,123 for the three months ended September 30, 2003. The decrease in net operating loss was primarily due to the decreases in operating, general and administrative expenses and license fee reimbursement expense.

     Interest expense was $6,619 for the three months ended September 30, 2004, as compared to interest expense of $6,605 for the three months ended September 30, 2003.

     Net loss decreased $2,119,167 (or 79%) to $558,561 for the three months ended September 30, 2004, as compared to net loss of $2,677,728 for the three months ended September 30, 2003. The decrease in net loss was primarily due to the decreases in operating, general and administrative expense and license fee reimbursement expense.

     As of September 30, 2004, the Company had an accumulated deficit of $13,200,956.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     The Company had $49,601 of membership fee revenue for the nine months ended September 30, 2004, as compared to no membership fee revenue for the nine months ended September 30, 2003. The increase in membership fee revenue was due to the implementation of the wholesale membership sales channel.

     Operating, general and administrative expenses increased $218,560 (or 9%) to $2,673,244 for the nine months ended September 30, 2004, as compared to $2,454,684 for the nine months ended September 30, 2003. The increase in operating, general and administrative expenses was due to costs incurred to develop the reality-based television show, to implement the wholesale distribution channel, and to maintain the Company's status as a fully reporting public company.

     License fee reimbursement expense was $20,000 for the nine months ended September 30, 2004, as compared to $500,080 for the nine months ended September 30, 2003. The Company repurchased most of its licenses during 2003.

     Net operating loss decreased $311,121 (or 11%) to $2,643,643 for the nine months ended September 30, 2004, as compared to $2,954,764 for the nine months ended September 30, 2003. The decrease in net operating loss was due to the decrease in license fee reimbursement expense that was offset by an increase in operating, general and administrative expenses.

     Interest expense increased $7,391 (or 112%) to $13,996 for the nine months ended September 30, 2004, as compared to $6,605 for the nine months ended September 30, 2003. The increase in interest expense was due to interest expense paid on the $250,000 Convertible Debenture.

     Net loss decreased $303,730 (or 10%) to $2,657,639 for the nine months ended September 30, 2004, as compared to net loss of $2,961,369 for the nine months ended September 30, 2003. The decrease in net loss was primarily due to the increase in membership fee revenue and the decrease in license fee reimbursement expense that were offset by increases in operating, general and administrative expenses and interest expense.

     As of September 30, 2004, the Company had an accumulated deficit of $13,200,956.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, total current assets were $17,770 consisting of cash and cash equivalents of $15,227 and accounts receivable of $2,543.

     Total current liabilities were $1,220,516 as of September 30, 2004, consisting of deferred membership fee revenue of $296,677, note payable to prize winners of $290,939, convertible debenture of $245,500, deposit liability of $230,000, accrued liabilities of $93,668, and accounts payable of $63,732.

     The Company had negative net working capital of $1,202,746 for the nine months ended September 30, 2004.

     The Company had a net decrease in cash and cash equivalents of $54,730 for the nine months ended September 30, 2004. Net cash used in operating activities was $486,835 during the nine months ended September 30, 2004.

     The Company did not have any cash flows from investing activities during the nine months ended September 30, 2004.

     Net cash provided by financing activities was $432,105 during the nine months ended September 30, 2004, consisting of proceeds from the issuance of convertible debentures of $250,000, proceeds from the exercise of stock options/warrants of $125,000, capital contributed by stockholders of $110,000, and proceeds from the issuance of common stock of $40,000, which were offset by the purchase of treasury stock of $92,895.

     The Company believes that it can operate at its current level of liquidity for the next twelve months. In addition to the money raised pursuant to the Securities Purchase Agreement, it is imperative that the Company raise an additional $2,000,000 of capital in order to implement its business plan. During the period covered by this report, the Company received an aggregate of $525,000. The Company is attempting to raise additional funds through debt and/or equity offerings. The Company intends to use any funds raised to pay down debt and to provide the Company with working capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If the Company is unable to obtain debt and/or equity financing upon terms that the Company's management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its business strategy and maintain its current operations. As a result, it may require the Company to delay, curtail or scale back some or all of its operations including future golf tournaments. The Company does not currently have commitments for capital at this time.

RISK FACTORS

     Dependence Upon External Financing. It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $291,000 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We also require $2,000,000 of additional capital in order to implement our business plan. Without this additional capital, the Company believes that it can operate at its current level of liquidity for the next twelve months. The Company is taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

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

     Need to Amend Our Certificate of Incorporation. We need to amend our Certificate of Incorporation to satisfy our obligations to issue shares pursuant to the conversion of the Debentures and/or the issuance of shares upon the exercise of the Warrants. Any issuance of shares of common stock that would require us to issue shares of common stock in excess of our authorized capital is contingent upon us obtaining shareholder approval to increase our authorized shares of common stock from 500,000,000 to 1,200,000,000 and filing a Certificate of Amendment to our Certificate of Incorporation. On August 18, 2004, we filed a preliminary information statement with the Commission, which we amended on October 27, 2004, as required by the Commission. As stated in the information statement, a majority of our stockholders will approve an amendment to our Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 500,000,000 to 1,200,000,000. The issuance of additional shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

     Risk That We Will Be Unable to Attract New Members. In order for the Company to be successful in its operations, it will need to attract new members. In the event the Company is unable to attract new members, it is unlikely that the Company will be able to continue its business model and the Company will likely be forced to curtail operations.

     Risk That Offers for Memberships Distributed Through Our Wholesale Distribution Channel May Not Be Redeemed. We have contracted with Upwon to distribute an aggregate of 245,000 brochures, that include an application to obtain a World Golf membership for $50. Upwon will distribute the brochures to people in the consumer electronics industry, the leisure cruise industry, and the professional sports industry. World Gold will receive $50 for every membership that is entered into. The wholesale distribution channel is the only manner in which we currently sell World Golf memberships. If the people who receive our brochure do not obtain World Golf memberships, we will not realize revenue from the wholesale distribution channel, which will have a material adverse effect on our business, results of operation and financial condition.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Michael S. Pagnano, our Chief Executive Officer. If Mr. Pagnano were to leave us, it could have a materially adverse effect upon our business and operations.

     Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Ham, Langston & Brezina, LLP, in their independent auditors' report on our balance sheet as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 2 of the notes to our financial statements provided herein.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

     Annual membership fee and royalty revenue are recognized when the golf tournaments are played.

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

ITEM 2.  CHANGES IN SECURITIES

     (c) In July 2004, the Company issued 500,000 shares and 4,500,000 shares (or an aggregate of 5,000,000 shares) of common stock which were not registered under the Securities Act of 1933 (the "Securities Act") to two companies, respectively, for preparing a research report for the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     Also in June 2004, the Company issued 344,315 shares of common stock which were not registered under the Securities Act to an individual who was never issued shares in connection with the Exchange Agreement that the Company entered into in 2003. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act.

     (d) Our Registration Statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-117682 became effective on August 2, 2004. The Company will not receive any proceeds from the sale of the securities registered. We registered a total of 67,500,000 shares of common stock consisting of 65,000,000 shares underlying Convertible Debentures and 2,500,000 shares underlying Warrants. There is in fact no limit on the number of shares into which the Debenture may be converted. Our majority shareholders will approve an amendment to our Certificate of Incorporation to increase our authorized shares of common stock to 1,200,000,000 shares.

     (e) The Company repurchased an aggregate of 1,387,589 shares of common stock from four investors for an aggregate purchase price of $61,446 during the three months ended September 30, 2004.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Notes payable in the amount of $293,000 that were issued to the winners of the Company's 2001 World Golf League National Tournament, which bear interest at 5% per annum, became due on September 16, 2004, and have not been paid as of the filing of this report. Pursuant to the terms of the notes, the Company is in default for non-payment of an aggregate principal amount of $293,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

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


                                            THE WORLD GOLF LEAGUE, INC.

DATED: November 22, 2004                    By: /s/ Michael Pagnano
                                             ------------------------
                                             Michael Pagnano
                                             Chief Executive Officer and
                                             Chief Financial Officer