Form 10KSB
period 2004-12-31
WORLD GOLF LEAGUE INC
filed 2005-04-26
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                  ---------    ----------

                        Commission file number 000-49756

                           THE WORLD GOLF LEAGUE, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

             Delaware                                98-0201235
---------------------------------       ------------------------------------
     (State of organization)            (I.R.S. Employer Identification No.)

2139 STATE ROAD 434, SUITE 101, LONGWOOD, FLORIDA            32779
-------------------------------------------------          ---------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (407) 331-6272

Securities registered under to Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $144,915.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 15, 2005, was approximately $2,270,286.

At April 25, 2005, there were 661,848,718 shares of the Issuer's common stock outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            1
ITEM 2.     DESCRIPTION OF PROPERTY                                            6
ITEM 3.     LEGAL PROCEEDINGS                                                  7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         11
ITEM 7.     FINANCIAL STATEMENTS                                              28
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.                         29
ITEM 8A.    CONTROLS AND PROCEDURES.                                          29
ITEM 8B.    OTHER INFORMATION.                                                29
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
              OF THE EXCHANGE ACT.                                            29
ITEM 10.    EXECUTIVE COMPENSATION.                                           32
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                   33
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    34
ITEM 13.    EXHIBITS                                                          35
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           37
SIGNATURES                                                                    37

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This section and other parts of this report contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation", under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BUSINESS  DEVELOPMENT

     We were incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, we merged with Novus Laboratories, Inc., a Nevada corporation ("Novus-NV"). On June 20, 2000, we changed our name from Asia Pacific Trading to Novus Laboratories, Inc. ("Novus").

     In February 2003, we completed a 2.7:1 forward stock split of our issued and outstanding common stock. In March 2003, we completed a 10:1 forward stock split of our issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report unless otherwise stated.

     On April 14, 2003, we acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida"). In connection with this transaction, we issued a total of 120,000,000 shares of our common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name from Novus Laboratories, Inc. to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

     Novus shareholders agreed to assist us in raising a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. We and the Novus shareholders amended the terms of the Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the Novus shareholders would be delivered to us in lieu of canceling the shares. Through December 31, 2004, this arrangement resulted in us receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General as discussed below.

     In addition, the Exchange Agreement stated that in the event $1,000,000 was not raised by us with the assistance of the Novus shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. The Company has elected not to, but may be required to, issue the shares that it had previously agreed to issue. Michael S. Pagnano, the Company's Chief Executive Officer and a former shareholder of World Golf Florida, previously had agreed not to receive any additional shares in connection with the previously announced issuance and this would have significantly reduced the number of shares to be issued.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of December 31, 2004 of $279,674 is in default. We plan to repay the notes as our cash flow permits.

BUSINESS  OVERVIEW

     We are based in Longwood, Florida, and market our "Play for Pay" through wholesale distribution channels in the U.S. Our concept, average golfers playing for substantial prize money with full handicap, has received national publicity including the Golf Channel, Sports Illustrated and several major market news publications. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito, and pro golfer Fulton Allem.

     During 2004, we changed our business focus from distribution directly to retail customers to wholesale distribution of WGL memberships to corporate clients. As discussed below under the heading "Marketing and Distribution," we entered into a contract with Upwon LLC, a marketing promotions firm in Orlando that specializes in the retail consumer electronics industry ("Upwon"), to give away brochures containing WGL memberships in connection with purchases of certain consumer electronic brands at major national retail outlets, and to also distribute such brochures within the leisure cruise industry and the professional sports industry. In addition, we are planning to produce "The WGL Million Dollar Shootout," a reality-based television show where 20 to 32 players will participate in a WGL-handicapped, winner takes all event.

     We will no longer hold a World Championship Tournament like the one we held in Scottsdale, Arizona in May 2004. We held a National Final in Orlando, Florida, in February 2005, and paid $66,000 in prize money. Members that we acquired through retail channels participated in this National Final. We will continue to hold national golf tournaments similar to the National Final; however, they will be held for members that we acquire through the wholesale distribution channel. We will hold qualifying golf tournaments for these members leading up the national tournaments.

DESCRIPTION  OF  PRINCIPAL  PRODUCTS  AND  SERVICES

     We provide the average golfer with an opportunity to compete in professional-like conditions with the excitement of prize money. During our market research, we concluded that given the opportunity to "Play for Pay," the vast majority of golfers would participate. Amateur status was not a deciding factor since most of these players would probably never play in an event sanctioned by organizations such as the United States Golf Association or the Royal and Ancient Golf Association.

     Qualifying  Golf  Tournaments
     -----------------------------

     We sell WGL memberships which entitle the members to participate in a WGL qualifying golf tournament, at their own expense, with an opportunity to advance to a WGL national tournament. We plan to set up the first local one-day qualifying events around the country from June through August 2005. We plan to hold one (1) qualifying event for every fifty (50) members that we acquire within any of the three geographic market in which WGL memberships are currently being distributed, as discussed below under the heading "Marketing and Distribution." We plan to set up these qualifying events to be played at courses owned by American Golf Corp., which owns approximately 408 golf courses, or Club Corp. of America, which owns 260 golf courses. We do not have contracts with either company for use of their facilities on a long-term basis. Our arrangements for these facilities will be based on course availability in addition to the number of members that we acquire in a given geographic market.

     The Club PGA Professional at each facility will run the event. Each player entering the qualifying tournament will be responsible for their expenses including, but not limited to greens fees and cart fees which will be paid directly to the facility, and travel, hotel and lodging if necessary. The lowest scores in the qualifying tournament will advance to a national golf tournament. We estimate that one (1) out of every ten (10) participants will advance to a national golf tournament.

     National  Golf  Tournaments
     ---------------------------

     We plan to hold one (1) national golf tournament for every 1000 members. The national golf tournaments will be similar to the Final Tournament that we held in February 2005. We plan to hold the first national tournaments from November 2005 through February 2006. Upwon's clients are responsible for paying the prize money. The amounts that will be given away in prize money have not been determined.

COMPETITION

     We believe that currently we are the only organization in the world offering our concept to the average golfer. There are many mini tours around the world for scratch golfers who play for prize money. Additionally, there are several handicapped events offered by mini tours where the player pays a large entrance fee ($350 or more) and receives prize money for that event only. Upwon distributes brochures containing our memberships to corporate clients who, in turn, provide the brochures to their clients, customers or employees. We are the only entity that we know of to provide average golfers a chance to "Play for Pay" in professional-like conditions in this manner.

MARKETING  AND  DISTRIBUTION

     WGL memberships are currently distributed in three (3) markets: the New York Metropolitan Market, consisting of New York, New Jersey, Connecticut and greater Philadelphia; the Southeast Market, consisting of Georgia and Florida, and the Southern California Market, which includes Los Angeles and San Diego. We employ a handicapping system under which each golfer has an equal chance. As a result, we do not rely on a certain segment of the golf population which we believe broadens our potential market. Unlike us, the United States Golf Association, for example, only sponsors events for golfers with a 6 handicap or better which we believe only represents approximately 2% of the total golf population.

     In June 2004, we began a plan to sell our membership packages through wholesale distribution channels by contracting with a marketing promotions firm to distribute the memberships at different discounted price points based on volume to corporations, charities, auto dealerships or other large organizations. In June 2004, we entered into a one-year contract with Upwon. We and Upwon contracted for Upwon to give away an aggregate of approximately
145,000 of our brochures in conjunction with purchases of certain consumer electronic brands at major national retail outlets. We and Upwon also contracted for Upwon to distribute 60,000 brochures within the leisure cruise industry and 40,000 brochures within the professional sports industry. The brochures contain information about our business along with a WGL membership application. Our goal is for Upwon to distribute 500,000 brochures and for the recipients to redeem WGL memberships constituting 30% of the brochures distributed. We receive $41 out of $50 (or a higher rate) that Upwon charges for the brochures. We do not receive a payment until a WGL membership is entered into. We recognize membership fee revenue over the term of the membership period which is typically from the date the individual becomes a member through the completion of the member's participation in a national tournament which marks the end of each membership period. We recognize the related expense associated with Upwon's services over the one-year term of our contract with Upwon.

     We signed Fred Funk, a professional golfer and PGA Tour winner, to a one-year agreement which ends in April 2005. Mr. Funk provided endorsement services for us in television and print advertising. We are currently negotiating additional contracts with Mr. Funk for him to serve as a spokesperson for, as well as a celebrity participant in, The WGL Million Dollar Shootout. During 2004, we also signed Phil Esposito, a former professional hockey player and NHL Hall of Famer, to a one-year agreement to serve as an official spokesperson and to provide endorsement services for us in television and print advertising. Our contract with Mr. Esposito ended in April 2005 and was not renewed. In addition, Lee Corso served as a spokesperson for us in connection with an infomercial during 2004.

     During 2004, we began to repurchase license agreements that we had entered into to market our "Play for Pay" concept. We no longer distribute our products and services in this manner. As of December 31, 2004, we had repurchased all but two of such licenses.

REALITY  TELEVISION  EVENT

     We completed the concept and planning phase for a reality based television series entitled "The WGL Million Dollar Shootout." We plan for 20 to 32 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. We plan to invite participants for the 2005 series based on online registrations that we receive from our website. Our plan for a 2006 series is to charge each participant $25 to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. We granted Convergence Film & Television, Inc. ("Convergence") the exclusive option to develop The WGL Million Dollar Shootout for six (6) months, commencing on August 6, 2004. The option expired and was not been renewed. As discussed below, North Star Vision, Inc. ("North Star"), who currently serves as executive producer, is working with other individuals and companies regarding syndication, video production, content, sales, public relations, location organization, budgeting, talent and other areas required to produce the television series. We do not currently have a contract with a network to broadcast The WGL Million Dollar Shootout; however, we are negotiating with national and cable networks to obtain such a contract with allocated time slots. There can be no assurance that we will secure a definitive agreement with any network to broadcast the television show. We intend to produce the first series over a two-week period in Las Vegas, Nevada during the second quarter of 2005; however, we estimate that we need to raise $2,100,000 from debt or equity financing or from sponsors to produce the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We have not determined when the episodes will be broadcast as such determination is subject to us obtaining a network contract, of which there can be no assurance. We intend to retain all rights for the series. We have spent approximately $30,000 for the television series.

     Subsequent  Event
     -----------------

     On March 7, 2005, we entered into an initial six (6) month agreement with North Star pursuant to which North Star will serve as the Executive Producer of The WGL Million Dollar Shootout from March 2005 to August 2005. We expect this period to bring us through the major portion of the first season of the television program. The agreement provides for North Star to receive $10,000 per month (or an aggregate of $60,000), 5% of which may be paid in equity ownership of the Company. Pursuant to the agreement, we are responsible for pre-approved expenses incurred for third party costs, travel, and entertainment. North Star is responsible for being aware of all facets or organization and needs required to complete The WGL Million Dollar Shootout, establishing a reasonable budget for pre-show, show, and post-show costs incurred and working to maintain the budget, developing a timeline necessary to produce a show of acceptable quality, suggesting content, show needs, talent, sales objectives and team members to handle such areas, working with hotel and golf course venues for production, acting as agent of record for us with respect to The WGL Million Dollar Shootout, and working in other areas as they become available. We and North Star may enter into an agreement for an additional six-month period to begin on September 1, 2005. In February of 2005, we entered into a confidentiality agreement with Roy Hamlin, the President and CEO of North Star, to protect our proprietary information.

PATENTS,  TRADEMARKS  AND  LICENSES

     We  have  applied  for  and  received  trademarks  for  the  following:


Trademark                         Registration No.     Registration Date
---------                         ----------------     -----------------

WGL                               2884454              September 14, 2004
WGL World Wide Golf for Pay       2905083              November 23, 2004
Where Anyone Can Play for Pay     2906595              November 30, 2004
Red & Black The Colors of
     Victory on Sunday            2906594              November 30, 2004

EMPLOYEES

     We currently have three employees, two of which are employed on a full-time basis. Additionally, we use several outsourced support services. These include advertising, graphics design, printing, member fulfillment, public relations, web-site development, accounting and legal. We will add employees during 2005 as may be necessary based on the growth of the wholesale distribution channel and the production of the reality-based television show. None of our employees are covered by a collective bargaining agreement. We believe that the relationship with our employees is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY

     Our principal executive offices are located in approximately 1,500 square feet of office space in Longwood, Florida. We pay $2,018 per month for this office space pursuant on a one-year lease that expires November 30, 2005. We have an option to renew the lease for an additional five years. We believe that our existing facilities are adequate for our current use.

ITEM 3.     LEGAL PROCEEDINGS

     In August 2003, Equity Growth & Management ("Equity Growth") filed suit against us in Seminole County Court in Sanford, Florida. Equity Growth was seeking 24,000,000 shares in connection with a finder's fee from an introduction of a reverse merger. In March 2004, Equity Growth and the Company entered into a settlement agreement resulting in the issuance of 24,000,000 shares of common stock. In April 2004, the judge approved the settlement agreement and the issuance of restricted shares. In October 2003, the Company issued Equity Growth, of which Tom Waite is the beneficial owner, 24,000,000 restricted shares of its common stock in consideration for services provided in connection with a reverse merger transaction. The Company's transfer agent, however, issued the shares without a restrictive legend. Equity Growth deposited the shares with a broker and sold 7,000,000 shares of the Company's common stock into the public market. To remedy the situation, the transfer agent requested the return of the shares from the broker on the Company's behalf. The Company has reissued the 17,000,000 shares of the Company's common stock with a restrictive legend in connection with these matters. The Company did not pursue a claim against Equity Growth or the transfer agent.

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of December 31, 2004 of $279,674 is in default. We plan to repay the notes as our cash flow permits.

     Subsequent  Event
     -----------------

     In February 2005, Nathan Bertsch, sued The World Golf League, Inc. in the Court of Common Pleas, Thirteenth Judicial Circuit, State of Carolina, County of Greenville, for breach of contract, unfair trade practices, and collection of promissory note. The complaint alleges that in November 2001, we invited the plaintiff to participate in the tournament; that the plaintiff entered and participated in the tournament; that a contract was formed to pay the plaintiff $45,000 if he won his flight in the tournament; that the plaintiff won his flight; that, as a result of the intervention of the Florida Attorney General, we paid the plaintiff one-half of the winnings and executed a promissory note to pay the balance of $22,500. The plaintiff is seeking actual damages in the amount of $22,500, prejudgment interest at the statutory rate, three times actual damages, reasonable attorney's fees and costs of prosecuting the lawsuit under the South Carolina Unfair Trade practices Act, and alternative actual damages of $22,500 as payment on the note plus interest at a rate of 5% per annum accrued thereunder. We have engaged counsel in this action and we are trying to have this suit dismissed due to lack of jurisdiction.

     From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Except as described above, we are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "Asked" offers for the common stock are listed on the Over-The-Counter Bulletin Board (the "OTCBB"). The trading symbol for the common stock is "WGFL".

The following table sets forth the high and low bid prices per share of the Company's common stock for the periods indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


2004                  HIGH BID   LOW BID
                      --------    ------
First Quarter (1)        $0.29     $0.02
Second Quarter           $0.04     $0.01
Third Quarter            $0.02     $0.01
Fourth Quarter           $0.02     $0.01

2003                  HIGH BID   LOW BID
                      --------    ------
First Quarter            $2.85     $0.15
Second Quarter           $0.18     $0.02
Third Quarter            $0.09     $0.02
Fourth Quarter           $0.20     $0.02


(1) Reflects a 2.7 to 1 forward stock split on February 12, 2003, and a 10:1 forward stock split on March 21, 2003.


As of April 25, 2005, the Company had 135 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

PENNY STOCK

     The Company's common stock is considered a "penny stock" as defined in certain rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the
customer's  account.   In  addition,  various  state  securities  laws  impose
restrictions  on  transferring  "penny  stocks".

DIVIDEND  POLICY

     We have not declared or paid dividends on our common stock in the last two fiscal years. We do not anticipate paying dividend on our common stock in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

EQUITY  COMPENSATION  PLAN

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                     Number of securities remaining available
                               Number of securities to be    Weighted-average        for future issuance under equity
                               issued upon exercise of       exercise price of       compensation plans (excluding  securities
                               outstanding  options,         outstanding options,    to be    issued upon exercise of outstanding
Plan Category                  warrants and rights           warrants and rights     options, warrants and rights)
2004 Stock Incentive Plan(1)          --                            --                              150,000,000


(1) Approved by shareholders voting an aggregate of 398,139,134 shares, or 50.05%, of the shares eligible to vote on shareholder matters, by a written consent to action without a meeting signed by a majority of the Company's shareholders between January 19, 2005 and February 2, 2005.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We have issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

     In January 2004, we issued an aggregate of 464,825 shares of our common stock to two former shareholders of World Golf Florida stock pursuant to an Exchange Agreement executed in 2003 whereby World Golf Florida became our wholly-owned subsidiary. We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In February 2004, we issued an additional 433,837 shares of our common stock to a former shareholder of World Golf Florida pursuant to the Exchange Agreement discussed above. We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In April 2004, we issued an aggregate of 1,666,665 shares of our common stock to four individuals in a private placement for an aggregate of $20,000 (or approximately $0.015 per share). We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     Also in April 2004, we issued 500,000 shares of our common stock to an individual in consideration for employment services. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     In May 2004, we issued 999,999 shares of our common stock to three individuals in a private placement for an aggregate of $15,000 (or approximately $0.015 per share). We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In June 2004, we issued 333,333 shares of our common stock to an individual in a private placement for $5,000 (or $0.015 per share). We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In June 2004, we issued 48,204 shares of our common stock to a former shareholder of World Golf Florida pursuant to the Exchange Agreement discussed above. We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In June 2004, we entered into a Securities Purchase Agreement with an accredited investor for the sale of (i) $250,000 in convertible debentures and
(ii) warrants to buy 2,500,000 shares of our common stock. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the investor is obligated to exercise the warrant concurrently with the submission of a conversion notice by the investor. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share.

     In July 2004, we issued 500,000 shares and 4,500,000 shares (or an aggregate of 5,000,000 shares) of our common stock to two companies for preparing a research report for us. We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     Also in July 2004, we issued 344,315 shares of common stock to an individual who was a former shareholder of World Golf Florida and was never issued shares in connection with the Exchange Agreement discussed above. We claim the exemption from registration afforded by Rule 506 of Regulation D under the Act.

REGISTERED  SECURITIES

     We filed a registration statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-117682, which became effective on August 2, 2004. We will not receive any proceeds from the sale of the securities registered. We registered a total of 67,500,000 shares of common stock consisting of 65,000,000 shares underlying convertible debentures and 2,500,000 shares underlying warrants. On December 10, 2004, we filed a post-effective amendment to such registration statement to deregister 3,000,000 shares of common stock issuable upon conversion of the debentures.

REPURCHASES  AND CANCELLATIONS OF  OUR  COMMON  STOCK

     During 2004, the Company repurchased an aggregate of 2,239,906 shares of its common stock for an aggregate amount of approximately $110,668.

     In December 2004, Michael S. Pagnano, the Company's Chief Executive Officer, transferred 10,000,000 shares of common stock that he owned to the Company for cancellation in exchange for nominal consideration. Mr. Pagnano transferred the shares to the Company to be used for conversion of the convertible debentures and exercise of the warrants held by Golden Gate Investors.

SUBSEQUENT EVENTS

     We filed a registration statement on Form SB-2, as amended, Securities and Exchange Commission File Number 333-122513, which became effective on February 14, 2005. We will not receive any proceeds from the sale of the securities registered. We registered an additional 550,000,000 shares of common stock underlying the convertible debentures.

     On February 14, 2005, we filed a registration statement on Form S-8, Securities and Exchange Commission File Number 333-122807, to register 150,000,000 shares under our 2004 Stock Incentive Plan. On February 18, 2005, we issued an aggregate of 114,111,108 shares covered by such registration statement to four (4) individuals in consideration for consulting services. In April 2005, we modified our arrangements with some of these individuals and, as a result, we cancelled an aggregate of 77,535,376 of the shares.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains certain statements that may constitute forward-looking statements. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this report should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

     We were incorporated on September 29, 1998 in Delaware under the name Asia Pacific Trading, Inc. On May 11, 2000, we merged with Novus Laboratories, Inc., a Nevada corporation. We changed our name to Novus Laboratories, Inc. on June 20, 2000.

     In February 2003, we completed a 2.7:1 forward stock split of our issued and outstanding common stock. In March 2003, we completed a 10:1 forward stock split of our issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report unless otherwise stated.

     On April 14, 2003, we acquired in excess of 80% of the issued and outstanding shares of World Golf Florida. In connection with this exchange, we issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

     Novus shareholders agreed to assist us in raising a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. We and the Novus shareholders amended the terms of the Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the Novus shareholders would be delivered to us in lieu of canceling the shares. Through December 31, 2003, this arrangement resulted in us receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General pursuant to the terms of the Stipulated Injunction.

     In addition, the Exchange Agreement stated that in the event $1,000,000 was not raised by us with the assistance of the Novus shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. The Company has elected not to, but may be required to, issue the shares that it had previously agreed to issue. Michael S. Pagnano, the Company's Chief Executive Officer and a former shareholder of World Golf Florida, previously had agreed not to receive any additional shares in connection with the previously announced issuance and this would have significantly reduced the number of shares to be issued.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of December 31, 2004 of $279,674 is in default. We plan to repay the notes as our cash flow permits and have been sued by one of the note holders as set forth under "Item 3. Legal Proceedings."

     We are based in Longwood, Florida, and market our "Play for Pay" through wholesale distribution channels in the U.S. Our concept, average golfers playing for substantial prize money with full handicap, has received national publicity including the Golf Channel, Sports Illustrated and several major market news publications. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito, and pro golfer Fulton Allem.

     During 2004, we changed our business focus from distribution directly to retail customers to wholesale distribution of WGL memberships to corporate clients. We entered into a contract with Upwon to give away brochures containing WGL memberships in connection with purchases of certain consumer electronic brands at major national retail outlets, and to also distribute such brochures within the leisure cruise industry and the professional sports industry. In addition, we are planning to produce "The WGL Million Dollar
Shootout," a reality-based television show where 20 to 32 players will participate in a WGL-handicapped, winner takes all event.

     We will no longer hold a World Championship Tournament like the one we held in Scottsdale, Arizona in May 2004. We held a National Final in Orlando, Florida, in February 2005, and paid $66,000 in prize money. Members that we acquired through retail channels participated in this National Final. We will continue to hold national golf tournaments similar to the National Final; however, they will be held for members that we acquire through the wholesale distribution channel. We will hold qualifying golf tournaments for these members leading up to the national tournaments.

     We completed the concept and planning phase for The WGL Million Dollar Shootout. We plan for 20 to 32 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. We plan to invite participants for the 2005 series based on online registrations that we receive from our website. Our plan for a 2006 series is to charge each participant $25 to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. We granted Convergence the exclusive option to develop The WGL Million Dollar Shootout for six (6) months, commencing on August 6, 2004. The option expired and was not been renewed. North Star currently serves as executive producer. North Star is working with other individuals and companies regarding syndication, video production, content, sales, public relations, location organization, budgeting, talent and other areas required to produce the television series. We do not currently have a contract with a network to broadcast The WGL Million Dollar Shootout; however, we are negotiating with national and cable networks to obtain such a contract with allocated time slots. There can be no assurance that we will secure a definitive agreement with any network to broadcast the television show. We intend to produce the first series over a two-week period in Las Vegas, Nevada during the second quarter of 2005; however, we estimate that we need to raise $2,100,000 from debt or equity financing or from sponsors to produce the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We have not determined when the episodes will be broadcast as such determination is subject to us obtaining a network contract, of which there can be no assurance. We intend to retain all rights for the series. We have spent approximately $30,000 for the television series.

     We signed Fred Funk, a professional golfer and PGA Tour winner, to a one-year agreement which ends in April 2005. Mr. Funk provided endorsement services for us in television and print advertising. We are currently negotiating additional contracts with Mr. Funk for him to serve as a spokesperson for, as well as a celebrity participant in, The WGL Million Dollar Shootout. Lee Corso served as a spokesperson for us in connection with an infomercial during 2004.

     During 2004, we began to repurchase license agreements that we had entered into to market our "Play for Pay" concept. We no longer distribute our products and services in this manner. As of December 31, 2004, we had repurchased all but two of such licenses.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

     Revenue  Recognition
     --------------------

     Membership revenue is recognized ratably over the membership period which is typically from the date the individual becomes a member through the completion of the national golf tournament which marks the end of each membership period.

     Prior to December 31, 2002, we entered into license agreements with third parties whereby the licensee had the right to develop and manage our marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee. We recognized the initial license fee as revenue using the installment method of accounting because the initial license fee was usually collectible over a two-year period and there was no reasonable basis for estimating the receivables' collectibility. We did not recognize the initial license fee as revenue until we performed all initial services as required by the license agreement. We have repurchased all, but two, of these licenses. We currently market our memberships directly through wholesale providers.

     Stock  Based  Compensation
     --------------------------

     We account for our stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". We provide disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation".

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." Our adoption of this statement is not expected to have a material impact on our financial position or results of operations. Also in December 2004, the FASB issued SFAS No. 123R, "Share Based Payments." We are currently reviewing the impact on our financial statements of implementing this statement. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." Our adoption of this statement is not expected to have a material impact on our financial condition or results of operations. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The adoption of this statement did not have a material effect on our financial condition or results of operations. In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material effect on our financial condition or results of operations. In December 2003, the FASB issued revisions to Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which the FASB had previously issued in January 2003. The Company did not have any special purpose or variable interest entities under FIN 46 or the revisions ("FIN 46R"). In December 2002, the FASB issued SFAS No.
148, "Accounting for Stock Based Compensation." We adopted SFAS No. 148 on January 1, 2003. The adoption of SFAS No. 148 did not have a significant impact on our financial reporting.

RESULTS  OF  OPERATION

Fiscal Year Ended December 31, 2004 Compared To Fiscal Year Ended December 31,
------------------------------------------------------------------------------
2003
----

     We recognized membership fee revenue of $144,915 and $203 for the fiscal years ended December 31, 2004 and December 31 2003, respectively. We were focused on restructuring in 2003, and generated a limited amount of revenue during such period. We did not receive any license fee revenue for the fiscal year ended December 31, 2004, as compared to license fee revenue of $10,000 for the fiscal year ended December 31, 2003. The decrease in license fee revenue is due to our repurchase of all, but two of the licenses. Historically, we entered into license agreements with third parties whereby the licensee had the right to develop and manage our marketing concept in an exclusive territory. In June 2004, we began a plan to sell our membership packages through wholesale distribution channels which we will continue to do during 2005.

     Operating, general and administrative expense decreased $1,637,553 (or 37%) to $2,758,437 for the fiscal year ended December 31, 2004, compared to operating, general and administrative expense of $4,395,990 for the fiscal year ended December 31, 2003. The decrease in general and administrative expenses was primarily due to the increased efficiency of operations and less reliance on independent contractors. Cost of recapitalization was $0 for the fiscal year ended December 31, 2004, compared to cost of recapitalization of $769,980 for the fiscal year ended December 31, 2003. The cost of recapitalization for 2003 was a result of our entering into a Share Exchange Agreement pursuant to which World Golf Florida became our wholly-owned subsidiary. We did not undergo a similar type of transaction during 2004. License fee reimbursement expense decreased 504,048 (or 87%) to $75,000 for the fiscal year ended December 31, 2004, compared to license fee reimbursement expense of $579,048 for the fiscal year ended December 31, 2003. We repurchased most of the licenses in 2003. The decrease in license fee reimbursement expense was directly attributable to a decrease in the number of licenses that we repurchased in 2004. As of December 31, 2004, we still owed approximately $30,000 to two former licensees for the repurchase of their licenses.

     Net operating loss decreased $3,046,293 (or 53%) to $2,688,522 for the fiscal year ended December 31, 2004, compared to net operating loss of $5,734,815 for the fiscal year ended December 31, 2003. The decrease in net operating loss was primarily due to the decrease in operating, general and administrative expense, the decrease in cost of recapitalization and the decrease in license fee reimbursement expense.

     Interest expense was $273,268 for the fiscal year ended December 31, 2004, compared to interest expense of $6,606 for the fiscal year ended December 31, 2003. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum. We also recorded the effect of the beneficial conversion, which was limited to $250,000, in interest expenses for 2004.

     Net loss decreased $2,779,631 (or 48%) to $2,961,790 (or basic and fully diluted loss per share of $0.01) for the fiscal year ended December 31, 2004, compared to net loss of $5,741,421 (or basic and fully diluted loss per share of $0.02) for the fiscal year ended December 31, 2003. The decrease in net loss is directly attributable to the decrease in net operating loss.

     We  had  an  accumulated  deficit  of  $13,505,107 as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, total current assets were $215,373 consisting of cash and cash equivalents of $15,373 and deferred membership fee expense of $200,000. We determined that the value of the services that we will receive from Upwon is $300,000 based on the closing price of our common stock on the date that we entered into the agreement with Upwon. We are amortizing this amount over the one-year term of our agreement with Upwon. Deferred membership fee expense represents the unamortized portion of the value of these services.

     Total current liabilities were $950,610 as of December 31, 2004, consisting of notes payable to prize winners of $279,674, deferred membership fee revenue of $230,727, convertible debenture of $213,000, accrued liabilities of $174,663, and accounts payable of $52,546. The notes payable to prize winners is in default and a person filed a lawsuit against us in February 2005 alleging that they are one of the prize winners holding such a note in the amount of $22,500.

     We had negative net working capital of $735,237 for the fiscal year ended December 31, 2004.

     Net cash used in operating activities was $820,394 during the fiscal year ended December 31, 2004, which was primarily attributable to net loss of $2,961,790 and an adjustment for deferral of membership fee expenses of $300,000 that were offset by an adjustment for common stock issued for services of $1,749,263, an increase in accrued liabilities of $303,635, and adjustments for the effect of beneficial conversion feature of convertible debentures of $250,000 and amortization of deferred membership fee expense of $100,000.

     Net cash used in investing activities was $1,030 during the fiscal year ended December 31, 2004, which was attributable to capital expenditures.

     Net cash provided by financing activities was $766,840 during the fiscal year ended December 31, 2004, consisting of proceeds from stock warrants of $370,000, proceeds from issuance of convertible debentures of $250,000, cash contributed by stockholders of $110,000, proceeds from the exercise of stock options of $80,000, proceeds from issuance of payable to stockholder of $47,312 and proceeds from issuance of common stock of $40,000, which were offset by the purchase of treasury stock of $67,895, payments on payable to stockholder of $42,251 and payments on notes payable to prize winners of $20,326.

     We had a decrease in cash and cash equivalents of $54,584 during the fiscal year ended December 31, 2004.

     Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to:

     - generate sufficient cash flows to meet our obligations on a timely basis;
     -    obtain  additional  financing  or  refinancing  as  may  be  required;
     -    aggressively  control  costs;  and
     -    achieve  profitability  and  positive  cash  flows.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with an accredited investor on June 4, 2004 for the sale of
(i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. Pursuant to a registration statement on Form SB-2 (333-117682) declared effective with the SEC on August 5, 2004, we registered 62,000,000 shares of common stock underlying the convertible debentures and 2,500,000 shares of common stock underlying the warrants. Pursuant to a registration statement on Form SB-2 (333-122513), as amended, declared effective with the SEC on February 14, 2005, we registered an additional 550,000,000 shares of common stock underlying the convertible debentures.

     The debentures bear interest at 7%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share.

     Golden Gate Investors has contractually committed to convert not less than 5% of the original face value of the debenture monthly beginning the month after the effective date of the first registration statement. Golden Gate Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5% of the warrants per month after the effective date of the registration statements. In the event that Golden Gate Investors breaches the minimum restriction on the debenture and warrant, Golden Gate Investors will not be entitled to collect interest on the debenture for that month. If Golden Gate Investors submits a conversion notice and the volume weighted average price is less then $.012 per share, then we will be entitled to prepay the portion of the debenture that is being converted at 150% of such amount. If we elect to prepay, then Golden Gate Investors may withdraw its conversion notice.

     Golden Gate Investors has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by Golden Gate Investors and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock. As of December 31, 2004, we had issued 58,345,272 shares of our common stock upon conversion of $37,000 of the convertible debentures and the simultaneous exercise of warrants to purchase shares of common stock for $370,000.

     We believe that we can operate at our current level of liquidity for the next six (6) months based on our current liquidity. In addition to the money raised pursuant to the Securities Purchase Agreement, it is imperative that we raise an additional $2,100,000 of capital in order to produce the reality-based television show and fully implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations including future golf tournaments. We do not currently have commitments for capital at this time.

RISK  FACTORS

     Risks  Relating  To  Our  Business
     ----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

     We had a net loss of $2,961,790 for the year ended December 31, 2004 compared to a net loss of $5,741,421 for the fiscal year ended December 31, 2003. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with Golden Gate Investors. In the event that we cannot obtain additional financing or our financing arrangement with Golden Gate Investors is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF  WE  ARE  UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE
HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $279,674 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We also require $2,100,000 of additional capital in order to implement our business plan. Without this additional capital, the Company believes that it cannot operate at its current level of liquidity for more than six (6) months. The Company is taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

WE MAY NOT BE ABLE TO SECURE A NETWORK CONTRACT OR SPONSORSHIP FOR THE WGL MILLION DOLLAR SHOOTOUT.

     We intend to produce The WGL Million Dollar Shootout, reality-based television show, during the second quarter of 2005. We do not have any prior experience producing television shows and this is a new and speculative business venture for us. We have not obtained a network contract to broadcast the show. In addition, we estimate that it will cost us $2,100,000 to produce the show, to pay for celebrity participation, and to pay the prize money. We have not secured any sponsorship for the show. Our lack of experience producing television shows could prevent us from being successful in this new business venture. In the event that we cannot obtain a network contract to broadcast the show or obtain adequate funds from debt or equity financing or from sponsorship, will have a material adverse effect on our financial condition, liquidity and results of operations.

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of December 31, 2004 of $279,674 is in default. As discussed under the heading "Subsequent Events" in "Item 3. Legal Proceedings," a person has sued us alleging that they are one of the winners of the 2001 World Golf League National Tournament holding one of the notes which is in default in the amount of $22,500. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     In their report dated April 14, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses, a negative working capital position and a stockholders' deficit position as of December 31, 2004. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE ARE UNABLE TO ATTRACT NEW MEMBERS, OUR BUSINESS OPERATIONS WILL BE HARMED.

     We need to attract new members to our golf leagues in order to increase our revenues. If we are unable to attract a significant number of new members, we may not raise enough revenue to conduct leagues and tournaments and we may not be able to continue our business operations and may be forced to limit or curtail our operations.

IF OFFERS FOR MEMBERSHIPS DISTRIBUTED THROUGH OUR WHOLESALE DISTRIBUTION CHANNEL ARE NOT REDEEMED, OUR BUSINESS OPERATIONS WILL BE HARMED.

     We have contracted with Upwon to distribute brochures that include an application to obtain a World Golf membership for $50. Upwon will distribute the brochures to people in the consumer electronics industry, the leisure cruise industry, and the professional sports industry. World Gold will receive $50 for every membership that is entered into. The wholesale distribution channel is the only manner in which we currently sell World Golf memberships. If the people who receive our brochure do not obtain World Golf memberships, we will not realize revenue from the wholesale distribution channel, which will have a material adverse effect on our business, results of operation and financial condition.

IF WE ARE NOT ABLE TO MANAGE THE GROWTH OF OUR COMPANY WE MAY NEVER ACHIEVE PROFITABILITY.

     Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train our new employees. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. PAGNANO, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our success depends to a significant extent upon the continued service of Mr. Michael S. Pagnano, our Chief Executive Officer. Loss of the services of Mr. Pagnano could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Pagnano. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

WE HAVE DECIDED NOT TO ISSUE ADDITIONAL SHARES AS REQUIRED BY THE EXCHANGE AGREEMENT TO THE WORLD GOLF FLORIDA SHAREHOLDERS WHO MAY HAVE A POTENTIAL CLAIM AGAINST US FOR NOT ISSUING SUCH SHARES.

     We could not determine whether a valid exemption from registration existed for additional issuances of our common stock to the World Golf Florida shareholders, and as a result we have decided not to issue any of the shares that we had previously agreed to issue. The Exchange Agreement stated, in pertinent part, that in the event $1,000,000 was not raised by us with the assistance of the Novus Shareholders, the World Golf Florida shareholders would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. If any of the World Golf shareholders were to pursue their rights under the Exchange Agreement, we could be required to register the additional shares if a valid exemption from registration does not exist, or we could face potential claims for damages, both of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

     Risks  Relating  To  Our  Common  Stock
     ---------------------------------------

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTCBB, such as us, must be reporting issuers under
Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, investors who hold restricted shares of our common stock may be precluded from reselling their shares pursuant to Rule 144 of the Securities Act until such time that we can establish a history of current filings with the SEC.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  FOR  THE  FORESEEABLE  FUTURE

     We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of April 25, 2005, we had 661,848,718 shares of common stock issued and outstanding. We have registered the resale of 612,000,000 shares of common stock for issuance under convertible debentures and the resale of 2,500,000 shares of common stock issuable upon exercise of warrants. However, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. As of December 31, 2004, we had issued 58,345,272 shares of our common stock upon conversion of $37,000 of the convertible debentures and the simultaneous exercise of warrants to purchase shares of common stock for $370,000. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

     Our obligation to issue shares upon conversion of our convertible debentures is essentially limitless. The number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

     The convertible debentures are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert the convertible debentures and/or exercise the warrants if such conversion or exercise would cause the selling stockholder to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE CONVERTIBLE DEBENTURES MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we registered 62,000,000 shares and an additional 550,000,000 shares (or an aggregate of 612,000,000 shares) to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

     In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7.     FINANCIAL STATEMENTS

                           THE WORLD GOLF LEAGUE, INC.
                                  ------------


                        CONSOLIDATED FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS
                                   ------------

                                                                 PAGE(S)
                                                                 -------

Report of Independent Registered Public Accounting Firm                1

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2004                   2

  Consolidated Statement of Operations for the years ended
    December 31, 2004 and 2003                                         3

  Consolidated Statement of Cash Flows for the years ended
    December 31, 2004 and 2003                                         4

  Consolidated Statement of Stockholders' Deficit for the
    years ended December 31, 2004 and 2003                             5

Notes to Consolidated Financial Statements                             6

HAM,
  LANGSTON &
   BREZINA, L.L.P.
Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders of The World Golf League, Inc.

We have audited the accompanying consolidated balance sheet of The World Golf League, Inc. (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The World Golf League, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and is in a negative working capital position and a stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
April 14, 2005


                           THE WORLD GOLF LEAGUE, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   -----------

     ASSETS
     ------
Current assets:
  Cash and cash equivalents                                    $     15,373
  Deferred membership fee expense                                   200,000
                                                               -------------

    Total current assets                                            215,373

Property and equipment, net                                          16,457
Other assets                                                         13,776
                                                               -------------

      Total assets                                             $    245,606
                                                               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                             $     52,546
  Accrued liabilities                                               174,663
  Notes payable to prize winners                                    279,674
  Deferred membership fee revenue                                   230,727
  Convertible debenture                                             213,000
                                                               -------------

    Total current liabilities                                       950,610
                                                               -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-convertible,
    redeemable preferred stock issued and outstanding                 1,000
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 491,454,304 shares issued and outstanding           491,454
  Additional paid-in capital                                     12,446,556
  Unissued common stock                                              23,111
  Treasury stock, at cost, 2,576,817 shares                        (162,018)
  Accumulated deficit                                           (13,505,107)
                                                               -------------

    Total stockholders' deficit                                    (705,004)
                                                               -------------

      Total liabilities and stockholders' deficit              $    245,606
                                                               =============

                 See accompanying notes to financial statements.


                           THE WORLD GOLF LEAGUE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   ------------

                                                     2004           2003
                                                -------------  -------------
Revenue:
  Membership fee revenue                        $    144,915   $        203
  License fee revenue                                      -         10,000
                                                -------------  -------------

    Total revenue                                    144,915         10,203
                                                -------------  -------------

Operating, general and administrative expense      2,758,437      4,395,990
Cost of recapitalization                                   -        769,980
License fee reimbursement expense                     75,000        579,048
                                                -------------  -------------

      Net operating loss                          (2,688,522)    (5,734,815)
                                                -------------  -------------

Interest expense                                    (273,268)        (6,606)
                                                -------------  -------------

      Net loss                                  $ (2,961,790)  $ (5,741,421)
                                                =============  =============

Weighted average shares outstanding              430,733,652    253,660,882
                                                =============  =============

Loss per share (basic and fully diluted)        $      (0.01)  $      (0.02)
                                                =============  =============


                 See accompanying notes to financial statements.


                               THE WORLD GOLF LEAGUE, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                        -----------

                                                                   2004          2003
                                                               ------------  ------------
Cash flows from operating activities:
  Net loss                                                     $(2,961,790)  $(5,741,421)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                    4,247         2,149
    Preferred stock issued as compensation                               -        50,000
    Effect of beneficial conversion feature of
      convertible debentures                                       250,000             -
    Exercise of stock options in lieu of compensation               28,239             -
    Issuance of stock options for services                          32,541       899,480
    Common stock issued for services                             1,749,263     3,297,925
    Deferral of membership fee expenses                           (300,000)            -
    Amortization of deferred membership fee expense                100,000             -
    Changes in operating assets and liabilities:
      Other assets                                                 (11,901)        1,925
      Accounts payable                                             (14,628)     (475,631)
      Accrued liabilities                                          303,635        75,541
                                                               ------------  ------------

        Net cash used in operating activities                     (820,394)   (1,890,032)
                                                               ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                              (1,030)      (13,424)
                                                               ------------  ------------

        Net cash used in investing activities                       (1,030)      (13,424)
                                                               ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of payable to stockholder                  47,312        33,000
  Payments on payable to stockholder                               (42,251)      (12,000)
  Proceeds from stock warrants                                     370,000             -
  Proceeds from issuance of common stock                            40,000     1,680,798
  Proceeds from exercise of stock options                           80,000             -
  Cash contributed by stockholders                                 110,000       376,203
  Cash contributed upon recapitalization                                 -        49,980
  Purchase of treasury stock                                       (67,895)     (154,816)
  Proceeds from issuance of convertible debentures                 250,000             -
  Payments on notes payable to prize winners                       (20,326)            -
                                                               ------------  ------------

        Net cash provided by financing activities                  766,840     1,973,165
                                                               ------------  ------------

Increase (decrease) in cash and cash equivalents                   (54,584)       69,709

Cash and cash equivalents, beginning of year                        69,957           248
                                                               ------------  ------------

Cash and cash equivalents, end of year                         $    15,373   $    69,957
                                                               ============  ============


Supplemental disclosure of cash flow information:
  Cash paid for interest expense                               $     7,471   $     6,606
                                                               ============  ============

  Cash paid for income taxes                                   $         -   $         -
                                                               ============  ============

  Non-cash investing and financing activity:
    Reclass accounts payable to note payable to prize winners  $         -   $   300,000
                                                               ============  ============

    Repayment of notes payable by issuance of common stock     $         -   $   298,942
                                                               ============  ============

    Exercise of stock options in lieu of reduction in
      payable to stockholder                                   $    38,061   $         -
                                                               ============  ============

    Repayment of accrued liabilities by issuance of common
      stock                                                    $    80,000   $         -
                                                               ============  ============

    Repayment of accrued liabilities by reissuance of
      treasury stock                                           $   154,607   $         -
                                                               ============  ============

    Balance due for purchase of treasury stock                 $         -   $   196,125
                                                               ============  ============

    Conversion of convertible debentures to common stock       $    37,000   $         -
                                                               ============  ============

                 See accompanying notes to financial statements.


                                                         THE WORLD GOLF LEAGUE, INC.
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                                ------------

                                                                        ADDITIONAL  UNISSUED
                                 PREFERRED STOCK      COMMON STOCK       PAID-IN     COMMON   TREASURY  ACCUMULATED
                                 SHARES  AMOUNT      SHARES    AMOUNT    CAPITAL      STOCK    STOCK       DEFICIT       TOTAL
                                 ------  ------    ---------  --------  ----------   -------  --------  ------------  -----------
Balance at December 31, 2002          -  $    -    8,467,951  $  8,468  $3,587,432   $     -  $      -  $ (4,801,896) $(1,205,996)

Effect of recapitalization            -       -  186,447,874   186,448    (136,468)        -         -             -       49,980

Common stock issued for broker
  fee                                 -       -   24,000,000    24,000     696,000         -         -             -      720,000

Common stock issued for services      -       -   75,640,094    75,640   2,445,527         -         -             -    2,521,167

Common stock issued as payment
  on note payable                     -       -    2,666,667     2,667     215,333         -         -             -      218,000

Preferred stock issued
  as compensation             1,000,000   1,000            -         -      49,000         -         -             -       50,000

Common stock issued as
  compensation and payment
  on payable to stockholder           -       -    2,700,000     2,700     135,000         -          -            -      137,700

Exercise of stock options             -       -   82,407,358    82,407   1,598,391         -          -            -    1,680,798

Issuance of stock options for
  services                            -       -            -         -     899,480         -          -            -      899,480

Capital contributed by stock-
  holders                             -       -            -         -     376,203         -          -            -      376,203

Purchase of treasury stock            -       -            -         -           -         -   (350,941)           -    (350,941)

Net loss                              -       -            -         -           -         -          -   (5,741,421) (5,741,421)
                                 ------  ------    ---------  --------  ----------   -------  --------  ------------  -----------

Balance at December 31,
  2003                        1,000,000   1,000  382,329,944   382,330   9,865,898         -  (350,941)  (10,543,317)   (645,030)

Common stock issued or com-
  mitted for services                 -       -   51,522,799    51,523   1,680,740    17,000          -            -    1,749,263

Common stock issued as payment
  of accrued liabilities              -       -    1,194,444     1,194      78,806         -          -            -      80,000

Effect of beneficial conversion
  feature of convertible
  debentures                          -       -            -         -     250,000         -          -              -    250,000


                 See accompanying notes to financial statements.


                                                      THE WORLD GOLF LEAGUE, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                              ------------

                                                                          ADDITIONAL  UNISSUED
                                 PREFERRED STOCK      COMMON STOCK         PAID-IN     COMMON   TREASURY  ACCUMULATED
                                 SHARES  AMOUNT      SHARES    AMOUNT      CAPITAL      STOCK    STOCK       DEFICIT       TOTAL
                                 ------  -------    ---------  --------   ----------   -------  --------  ------------  -----------
Issuance of stock options for
  services                            -        -            -         -       32,541         -         -             -       2,541

Exercise of stock options for
  cash                                -        -    4,000,000     4,000       76,000         -         -             -      80,000

Exercise of stock options in
  lieu of reduction in payable
  to stockholder and compensa-
  tion expense                        -        -    1,300,000     1,300       65,000         -         -             -      66,300

Correction of common stock
  issued upon recapitalization        -        -    2,255,263     2,255       (2,255)        -         -             -           -

Capital contributed by
  stockholders                        -        -            -         -      110,000         -         -             -     110,000

Common stock issued for cash          -        -    2,666,664     2,667       37,333         -         -             -      40,000

Purchase of treasury stock            -        -            -         -            -         -   (67,895)            -     (67,895)

Cancellation of treasury stock        -        -  (12,160,082)  (12,160)     (90,051)        -   102,211             -           -

Reissuance of treasury stock
  as payment of accrued
  liabilities                         -        -            -         -            -         -   154,607             -     154,607

Common stock issued upon
  conversion of debentures            -        -   57,975,272    57,975      (27,086)    6,111         -             -      37,000

Exercise of stock warrants
  for cash                            -        -      370,000       370      369,630         -         -             -     370,000

Net loss                              -        -            -         -            -         -         -    (2,961,790) (2,961,790)
                                 ------  -------    ---------  --------   ----------   -------  --------   ------------  ----------

Balance at December 31,
  2004                        1,000,000  $1,000   491,454,304   $491,454 $12,446,556   $23,111  $(162,018) $(13,505,107) $(705,004)
                              =========  ======   ===========  =========  ==========   =======  ========== ============  ==========

                 See accompanying notes to financial statements.

                           THE WORLD GOLF LEAGUE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ---------

1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. (the "Company") is based in Altamonte Springs, Florida. The Company has developed a "Play for Pay" concept, whereby amateur golfers worldwide compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept directly and through wholesale providers in the United States and internationally.

     On April 14, 2003, the Company transacted a reverse merger with Novus Laboratories, Inc. (See Note 3).

     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     REVENUE  RECOGNITION
     --------------------

     Prior to December 31, 2002, the Company entered into license agreements with third parties whereby the licensee had the right to develop and manage the Company's marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee.

     The licensee must have met certain market penetration figures in its territory annually as defined in the agreement. If the licensee did not meet the performance requirements the licensee could forfeit half of the original license fee or be required to invest an additional 15% of the original license fee to renew the license for one year. If the licensee met the performance criteria the license automatically renewed each year for life.

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

     Membership fee revenue is recognized ratably over the membership period which is typically from the date the individual becomes a member through the completion of the national golf tournament which is held near the end of each membership period.

     ADVERTISING  COSTS
     ------------------

     Costs  of  advertising  and  promotions  are  expensed  as  incurred.

                                    Continued
                                       -7-

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -------------

1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     The Company maintains its cash in well-known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

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



                                    Continued
                                       -8-

                           THE WORLD GOLF LEAGUE, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ------------

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003,
     (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies that are small business issuers to the end of the first reporting period ending after December 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company did not have any special purpose or variable interest entities under FIN 46 or FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30,

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   --------------

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

     In December 2004, FASB issued SFAS No. 123R, "Share Based Payments". The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model. This statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. The statement also clarifies and expands Statement No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For entities that file as a small business issuer, the effective date of this statement is the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently reviewing the impact on its financial statements of implementing this Statement.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -----------

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended December 31, 2004 and 2003, the Company has continued to experience negative financial results as follows:

                                                    2004              2003
                                               ------------     --------------

       Net  loss                               $ (2,961,790)    $  (5,741,421)

       Negative cash flows from operations     $   (820,394)    $  (1,890,032)

       Negative  working  capital              $   (735,237)    $    (666,579)

       Accumulated  deficit                    $(13,505,107)    $ (10,543,317)

       Stockholders'  deficit                  $   (705,004)    $    (645,030)

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

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -------------

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

     In February 2003, Novus completed a 2.7 to 1 forward stock split and in March 2003, the Company completed a 10 to 1 forward stock split. All per share amounts have been adjusted to reflect the effects of the recapitalization and both stock splits.

     In connection with the Agreement, the Novus stockholders agreed to raise the Company a minimum of $500,000 or the Novus stockholders would cancel 30,000,000 shares of the common stock they own in the new company. Since the $500,000 was not raised, the Company and the Novus stockholders amended the terms of the Agreement to provide that a portion of the proceeds received from the sale of the shares of the Company's common stock by the Novus stockholders would be delivered to the Company in lieu of canceling the 30,000,000 shares. As of December 31, 2004, the Company received an aggregate of $376,203 from the former Novus stockholders.

     In addition, the Agreement stated that in the event $1,000,000 was not raised by the Novus stockholders, stockholders of The World Golf League, Inc. would receive an additional 30,000,000 shares on a pro rata basis as their original shares were issued pursuant to the Agreement. As $1,000,000 has not been raised, The World Golf League, Inc. has elected not to issue but may be required to issue an additional 30,000,000 shares of its restricted common stock to the original stockholders of The World Golf League, Inc.

4.   DEFERRED  MEMBERSHIP  FEE  EXPENSE
     ----------------------------------

     During 2004 the Company entered into a one-year agreement with Upwon, LLC ("Upwon") whereby Upwon is to receive 15,000,000 shares of the Company's common stock in exchange for services it provides to the Company related to the sale of wholesale memberships. The value of these services was recorded at $300,000 based on the closing price of the Company's common stock on the date the agreement was reached. The Company has recorded this amount in deferred membership fee expense in the December 31, 2004 balance sheet and is amortizing it into expense over the one-year term of the agreement.

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  -------------

5.   DEFERRED  MEMBERSHIP  FEE  REVENUE
     ----------------------------------

     The Company recognizes membership fee revenue over the term of the membership period which is typically from the date the individual becomes a member through the completion of the national golf tournament which is held at the end of each membership period. The following is a detail of deferred membership fee revenue during the year ended December 31, 2004. (There was no deferred membership fee revenue during 2003.)

  Deferred  membership  fee  revenue,  beginning  of  year     $       -
  Membership  fees  received                                     375,642
  Membership  fee  revenue  recognized                         (144,915)
                                                              ----------

  Deferred  membership  fee  revenue,  end  of  year          $  230,727
                                                              ==========

6.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consisted  of the following at December 31, 2004:

       Furniture  and  equipment          $   24,375
       Leasehold  improvements                 2,060
                                          ----------

                                              26,435
       Less:  accumulated  depreciation       (9,978)
                                          ----------

         Property  and  equipment,  net   $   16,457
                                          ==========

     Depreciation expense for the years ended December 31, 2004 and 2003 was $4,247 and $2,149, respectively.

7.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $5,900,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from the merger of the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2004 are as follows:

       Deferred  tax  assets:
         Net  operating  losses          $2,031,314
         Valuation  allowance            (2,031,314)
                                          ----------

           Total  deferred  tax  assets      $     -
                                             =======

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   ------------

7.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended
     December  31,  2004  and  2003  is  as  follows:


                                            2004                        2003
                                 -------------------------     ---------------------
                                      AMOUNT           %         AMOUNT         %
                                 -----------------   ------    ----------     ------
    Benefit for income tax at
      federal statutory rate     $      (1,007,009)   (34.0)%  $(1,952,083)   (34.0)%
    Increase in valuation
      allowance                            308,729     10.4       502,103       8.7
    Expenses not deductible for
      tax purposes                         698,280     23.6     1,449,980      25.3
                                 -----------------   ------    ----------     ------

                                 $               -      0.0%    $       -       0.0%
                                 =================   ======     =========    =======

8.   NOTES PAYABLE TO PRIZE WINNERS
     ------------------------------

     The notes payable to prize winners represent notes entered into with winners of the 2001 World Golf League National Tournament. The notes bear interest at 5% and all principal and interest were due in September 2004. The principal and interest were not paid in September 2004 and therefore, the notes are in default and due on demand.

9.   CAPITAL  STOCK
     --------------

     On October 8, 2003 the Company increased the authorized number of shares of common stock to 500,000,000 shares and the authorized number of shares of preferred stock to 10,000,000 shares.

10.  CONVERTIBLE  DEBENTURES
     -----------------------

     Effective June 4, 2004, the Company entered into an agreement whereby it agreed to issue $250,000 in convertible debentures which was fully funded during 2004. The debentures bear interest at 7% per year payable monthly in cash or common stock at the debenture holder's option. The debentures mature June 3, 2006 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price equal to the lesser of (i) $0.25 or (ii) 80% of the average of the five lowest volume weighted average prices during the twenty days prior to the holder's election to convert. Based on the fair market value of the stock price, the Company recorded the effect of this beneficial conversion, which was limited to $250,000, in interest expense in the accompanying financial statements for the year ended December 31, 2004.

     In addition, the Company issued to the holders of the convertible debentures warrants to purchase 2,500,000 shares of the Company's common stock with a strike price of $1.00 per share and a conversion period of three years. These warrants are to be exercised in conjunction with each conversion of the convertible debenture in determining the proper conversion price. As of December 31, 2004, the Company issued 58,345,272 shares of its common stock upon conversion of $37,000 of its convertible debentures and the simultaneous exercise of warrants to purchase shares of common stock for $370,000.

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -------------

11.  PREFERRED  STOCK
     ----------------

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

12.  STOCK  OPTION  PLANS
     --------------------

     In July 2003, the Company adopted the 2003 Stock Option Plan (the "Plan"). The purpose of the Plan is to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the aggregate number of shares of common stock that may be issued or optioned is 4,000,000. The maximum term for options granted under this Plan is ten years. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant.

     On August 1, 2003, the Company's Board of Directors authorized the issuance of options to purchase 4,000,000 shares of the Company's common stock to its CEO at $0.051 per share, which approximated fair market value. During 2003, options to purchase 2,700,000 shares of common stock were exercised and, in lieu of proceeds, the payable to the CEO was reduced by $80,942 and compensation expense of $56,758 was recorded. During the year ended December 31, 2004, the remaining options to purchase 1,300,000 shares of common stock were exercised and, in lieu of cash, the balance of the payable to the stockholder of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

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

     Proforma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 100%; and a weighted-average expected life of the options of one year.

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -----------

12.   STOCK  OPTION  PLANS,  CONTINUED
      --------------------------------

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. There were no employee stock options issued during the year ended December 31, 2004 nor were there any outstanding at December 31, 2004. The Company's proforma information for the year ended December 31, 2003 is as follows:

     Net  loss  available  to  common  stockholders                $(5,741,421)
                                                                    ===========

     Proforma  net  loss  available to common stockholders         $(5,776,391)
                                                                    ===========

     Proforma  basic  and  dilutive  loss  per  share              $     (0.02)
                                                                    ===========

     During 2003, the Company entered into consulting agreements whereby the Company issued 6,300,000 shares of common stock, which were valued based on the fair market value of the stock on the date the terms of agreement were agreed upon, and granted options to purchase 57,407,358 shares of common stock to various consultants that expire within 90 days from the date of grant. The options were granted with exercise prices below the fair market value of the stock at the time of grant. Using the Black Scholes Option Pricing Model these options resulted in $702,480 of expense recorded in the accompanying statement of operations for the year ended December 31, 2003. As of December 31, 2003 all of the stock options have been exercised, which resulted in net proceeds to the Company of $1,120,798.

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

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -----------

12.   STOCK  OPTION  PLANS,  CONTINUED
      --------------------------------

     During 2004, the Company entered into consulting agreements and, in accordance with the NQ Plan, issued 51,522,799 and committed to issue 17,000,000 shares of common stock and options to purchase 4,000,000 shares of common stock at an exercise price of $0.02 per share with an expiration date within 45 days of the grant date, to various consultants of the Company for services performed. Based on the fair market value of the common stock on the date the terms of the agreement were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $1,449,263, deferred membership fee expense of $300,000 (See
     Note 4) and, using the Black Scholes Option Pricing Model, the stock options resulted in $32,541 of additional expense which is included in the accompanying 2004 statement of operations. Prior to December 31, 2004, the consultants exercised the stock options and the Company received proceeds of $80,000.

     When valuing stock options granted to non-employees during 2004 and 2003, the Company used the following assumptions:

                                         2004            2003
                                       -------         -------
      Risk-free  interest  rate           3.5%            5.0%
      Dividend  yield                     -0-              -0-
      Volatility  factor                  200%            100%
      Expected  life               45-90  days     45-90  days

13.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     LICENSE  AGREEMENTS
     -------------------

     During the year ended December 31, 2004 the Company began repurchasing certain of its license agreements based on separate agreed upon terms with the licensees. During the years ended December 31, 2004 and 2003 the Company paid approximately $600,000 and still owed approximately $30,000 to two former licensee for the repurchase of the license. These repurchases also resulted in the reduction of license fee receivable and deferred license fees of $41,250 in the accompanying balance sheet at December 31, 2004.

     LEASE  OBLIGATIONS
     ------------------

     Effective December 8, 2003 the Company entered into a lease agreement for its office space in Altamonte Springs, Florida at $2,018 per month. The lease expires on November 30, 2005. Rent expense was approximately $21,900 and $34,000 during the years ended December 31, 2004 and 2003, respectively.

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

                                    Continued

                           THE WORLD GOLF LEAGUE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   -------------

13.  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     -------------------------------------------

     LITIGATION,  CONTINUED
     ----------------------

     The Company is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company's financial position, results of operations or cash flows.

14.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     Included in consulting expense for the years ended December 31, 2004 and 2003 is approximately $195,225 and $160,750, respectively, paid to the CEO of the Company for consulting services.

     During October 2003 the CEO of the Company advanced $33,000 to the Company. This payable is non-interest bearing, uncollateralized and due on demand. During 2004, the Company repaid this advance in full (See Note 12).

15.  SUBSEQUENT  EVENTS
     ------------------

     Subsequent to December 31, 2004, the Company entered into various consulting agreements whereby the Company has committed to issue approximately 87,056,000 shares of its common stock for these consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the fourth fiscal quarter of 2004 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not adequately designed to ensure that information required to be disclosed by the Company in this Form 10-KSB was reported within the time period specified in the Commission's rules and forms, which caused the Company to be untimely in filing this Form 10-KSB.

     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     Our executive officers and directors, and their ages and positions are as follows:

NAME                   AGE     TITLE
----                   ---     -----
Michael S. Pagnano      54     President, Chief Executive Officer,
                               Chief Financial and Director

King Simmons            42     Director

BIOGRAPHICAL INFORMATION

     MICHAEL S. PAGNANO has served as our Chief Executive Officer, Chief Financial Officer and Director since January 2003. Between December 1999 and January 2003, Mr. Pagnano served as Chief Executive Officer and Director of World Golf Florida. From May 1986 to December 1999, Mr. Pagnano served as the President of Competitive Strategies Corp. Mr. Pagnano received a Bachelors degree in Business Administration from St. Peters College.

     KING SIMMONS has served as a Director of the Company since February 2003. Mr. Simmons has served as General Manager for American Golf Corp since May 1995, except for the period from January 2004 to December 2004 when he served as General Manager of Meadowbrook Golf Corp. Mr. Simmons is a former NFL football player and a member of the P.G.A., the NFL Alumni, and the NFL Players Association. Mr. Simmons received a Bachelors degree from Texas Tech University.

     Employment  Agreement  with  Michael  S.  Pagnano
     -------------------------------------------------

     Effective July 29, 2003, Mr. Pagnano and the Company entered into a three-year employment agreement pursuant to which Mr. Pagnano serves as the Chief Executive Officer and a Director of the Company. The terms of the employment agreement provide that Mr. Pagnano receive base compensation of $15,000 per month for the first year, $16,500 per month for the second year, and $18,150 per month for the third year in equal semi-monthly installments, four
(4) weeks of paid vacation, and $30,000 upon execution of the employment agreement as a bonus to be used towards the purchase of a car. Mr. Pagnano is also entitled to participate in any health insurance or other employee benefit plan which the Company may adopt and any incentive program or discretionary bonus program of the Company which may be implemented by the Company's board of directors. Mr. Pagnano may renew the employment agreement by providing the Company with written notice at least thirty (30) days, but not more than sixty
(60) days, before the end of the three-year term. Mr. Pagnano may terminate his employment for "good reason" by giving the Company ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with the Company or a change in his reporting responsibilities or titles as in effect as of July 29, 2003; (ii) his compensation is reduced; or (iii) the Company does not pay any material amount of compensation due under the employment agreement and then fails either to pay such amount within the ten
(10) day notice period required for termination or to contest in good faith such notice. The Company may terminate the employment agreement without cause. In the event of termination for good reason by Mr. Pagnano or without cause by the Company, the Company is obligated to pay Mr. Pagnano a severance payment equal to $45,000 if within the first year, $49,500 if within the second year, $54,450 if within the third year of employment in addition to all payments of salary earned by Mr. Pagnano through such date of termination in one lump sum payment.

     There are no family relationships among our executive officers and directors.

     The Company is not aware of the occurrence during the last five years of any events described in Item 401(d) (involvement in certain legal proceedings) of Regulation S-B under the Securities Act regarding our executive officers and directors.

RECENT  CHANGES  IN  OFFICERS  AND  DIRECTORS

     On August 8, 2004, William Page resigned as a Director of the Company. Neither the Company's board of directors nor its shareholders have filled the vacancy resulting from Mr. Page's resignation.

TERMS OF OFFICE

     Our directors are appointed for a one-year term to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until they are removed by our board of directors.

AUDIT COMMITTEE

     The Company does not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. The Company's directors are trying to raise additional capital before implementing an audit committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, Michael S. Pagnano, King Simmons and William Page (a former Director) were subject to Section 16(a) filing requirements during the fiscal year covered by this report.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Michael S. Pagnano, Chief Executive Officer, 2139 State Road 434, Suite 101, Longwood, Florida 32779.

ITEM 10.    EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation paid by the Company to its Chief Executive Officer for each of the Company's last three (3) completed fiscal years. The Company did not have any other "Named Executive Officers" within the meaning of Item 402 of Regulation S-B under the Securities Act.


                          SUMMARY COMPENSATION TABLE(1)
                                 Annual Compensation

                                                             Securities
                                                             Underlying
                                       Salary      Bonus     Options/SARs
Name & Principal Position     Year       ($)        ($)          (#)
-------------------------     ----   -----------   -----     -------------

Michael S. Pagnano            2004   $198,612 (3)      -
Chief Executive Officer,      2003   $160,750 (3)      -     4,000,000 (3)
President and Director        2002   $138,000          -


(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2)  Includes  an  automobile  allowance  of  $28,850  for  a 2003 5-Series BMW.
(3)  In  August  2003,  we  granted  Michael  S.  Pagnano  stock  options to buy
     4,000,000 shares of our common stock at an exercise price of $0.051 per share. In August 2003, Mr. Pagnano exercised 2,700,000 of these options in lieu of $80,942 owed to him by us and compensation of $56,758 was recorded. In February 2004, Mr. Pagnano exercised his option to acquire the remaining 1,300,000 shares of common stock. In lieu of cash, a payable to Mr. Pagnano of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.


     The following table sets forth information concerning option exercises by our Chief Executive Officer during the fiscal year ended December 31, 2004. The Company did not have any other "Named Executive Officers" within the meaning of
Item  402  of  Regulation  S-B  under  the  Securities  Act.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES(1)

                                                                                    Value of
                                                                 Number of       unexercised in-
                                                                unexercised        the-money
                                                                 options at        options at
                              Shares                             FY-end (#)        FY-end($)
                            acquired on                         exercisable/      exercisable/
                            exercise (#)    Value realized     unexerciseable     unexercisable
                           ------------     --------------     --------------     -------------
Michael S. Pagnano, CEO       1,300,000            $66,300              --/--             --/--


(1) The Company did not have any stock appreciation rights ("SARs") as of December 31, 2004.


     Directors'  Compensation
     -----------------------

     We currently do not have in effect a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board and our non-employee directors are periodically granted shares or options to purchase shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of April 25, 2005, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:


                                          COMMON STOCK
                                     BENEFICIALLY OWNED (2)
                                   ------------------------
NAME AND ADDRESS (1)                   NUMBER       PERCENT
--------------------               --------------   -------

Michael S. Pagnano                 340,662,518 (3)    35.4%

Golden Gate Investors, Inc.         50,000,000         7.6%

King Simmons                           172,157           *

Executive Officers and Directors   340,834,675 (3)    35.4%
As a Group (2 people)


*     Less than one percent.

(1)  The  address  is  2139  State  Road,  Suite  101,  Longwood, Florida 32779.
(2) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 25, 2005, there were 661,848,718 shares of common stock outstanding.
(3) Includes 3,443,150 shares of common stock held of record by Maryann R. Pagnano, the wife of Michael S. Pagnano, our Chief Executive Officer and a Director and 1,000,000 shares of Series A Preferred Stock having 300 votes per share. Mr. Pagnano owns 100% of the issued and outstanding shares of Series A Preferred Stock.


CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons will be approved by a majority of disinterested members of the Board of Directors.

     Effective July 29, 2003, Mr. Pagnano and the Company entered into a three-year employment agreement pursuant to which Mr. Pagnano serves as the Chief Executive Officer and a Director of the Company. The terms of the employment agreement provide that Mr. Pagnano receive base compensation of $15,000 per month for the first year, $16,500 per month for the second year, and $18,150 per month for the third year in equal semi-monthly installments, four
(4) weeks of paid vacation, and $30,000 upon execution of the employment agreement as a bonus to be used towards the purchase of a car. Mr. Pagnano is also entitled to participate in any health insurance or other employee benefit plan which the Company may adopt and any incentive program or discretionary bonus program of the Company which may be implemented by the Company's board of directors. Mr. Pagnano may renew the employment agreement by providing the Company with written notice at least thirty (30) days, but not more than sixty
(60) days, before the end of the three-year term. Mr. Pagnano may terminate his employment for "good reason" by giving the Company ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with the Company or a change in his reporting responsibilities or titles as in effect as of July 29, 2003; (ii) his compensation is reduced; or (iii) the Company does not pay any material amount of compensation due under the employment agreement and then fails either to pay such amount within the ten
(10) day notice period required for termination or to contest in good faith such notice. The Company may terminate the employment agreement without cause. In the event of termination for good reason by Mr. Pagnano or without cause by the Company, the Company is obligated to pay Mr. Pagnano a severance payment equal to $45,000 if within the first year, $49,500 if within the second year, $54,450 if within the third year of employment in addition to all payments of salary earned by Mr. Pagnano through such date of termination in one lump sum payment.

     In August 2003, we granted Michael Pagnano, our Chief Executive Officer, stock options to buy 4,000,000 shares of our common stock at an exercise price of $0.051 per share pursuant to our 2003 Stock Option Plan. Two Non Employee Directors (as that term is defined in Rule 16b-3(b)(3)) on our Board of Directors approved the grant. In August 2003, Mr. Pagnano exercised his option to acquire 2,700,000 shares of common stock in exchange for consulting services valued at $56,758 and the cancellation of $80,942 of partial indebtedness that we owed to Mr. Pagnano. The grant of the stock options was ratified by the majority stockholders at the annual stockholders meeting in February 2004.

In September 2003, we issued 1,000,000 shares of Series A Preferred Stock to Mr. Pagnano, our Chief Executive Officer. Each share of Series A Preferred Stock is entitled to 300 votes and, with respect to liquidation, dissolution or winding up, ranks senior to our common stock.

     During October 2003, Michael Pagnano, our Chief Executive Officer, advanced us $33,000. This payable was non-interest bearing, uncollateralized and due on demand. The Company repaid the advance during 2004.

     In October, 2003, two of our directors, William Page and King Simmons, each received 1,000,000 shares of our common stock in consideration for services rendered as Directors pursuant to the 2003 Non-Qualified Stock Option Plan, in lieu of a $35,000 cash payment.

     In February 2004, Mr. Pagnano exercised the remainder of his option granted under the 2003 Stock Option Plan and acquired 1,300,000 shares of common stock at $0.051 per share. In lieu of cash, a payable to Mr. Pagnano of $38,061 was reduced to $-0- and the remaining $28,239 was recorded as compensation expense.

ITEM 13.     EXHIBITS

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

3.1(1)     Certificate of Incorporation

3.2(1)     Bylaws

3.3(1)     Certificate of Correction of Certificate of Incorporation

3.4(1)     Certificate of Amendment of Certificate of Incorporation

3.5(2)     Certificate of Amendment of Certificate of Incorporation

3.6(3)     Certificate of Amendment of Certificate of Incorporation

3.7(4)     Certificate of Designation of Series A Preferred Stock

3.8(4)     Certificate of Amendment of Certificate of Incorporation

3.9(5)     Certificate of Amendment of Certificate of Incorporation

4.1(6) Securities Purchase Agreement dated June 2004 entered between the Company and Golden Gate Investors, Inc.

4.2(6) Convertible Debenture dated June 2004 entered between the Company and Golden Gate Investors, Inc.

4.3(6) Warrant to Purchase Common Stock dated June 2004 issued to Golden Gate Investors, Inc.

4.4(6) Registration Rights Agreement dated June 2004 entered between Golden Gate Investors, Inc. and the Company

10.1(6) Consulting Agreement with PHIBRI Holdings (Phil Esposito), dated as of March 16, 2004

10.2(6)    Consulting Agreement  with  Fred  Funk,  dated  as  of  April 26,
           2004

10.3(7)    2004 Stock Incentive Plan

10.4* Executive Producer Agreement with North Star Visions, Inc., accepted as of March 7, 2005

14*        Code of Ethics

21*        Subsidiaries of The World Golf League, Inc.
31* Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
           Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32* Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section  906  of  the  Sarbanes-Oxley  Act  of  2002

*     Filed herein.

(1) Filed as Exhibits to the registration statement on Form 10 SB/12G filed on April 26, 2002, and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to report on Form 8-K filed on February 12, 2003, and incorporated herein by reference.
(3) Filed as Exhibit 3.1 to report on Form 8-K filed on March 21, 2003, and incorporated herein by reference.
(4) Filed as Exhibits 3.1 and 3.2, respectively, to report on Form 8-K filed on October 10, 2003, and incorporated herein by reference.
(5) Filed as Exhibit 3.1 to report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.
(6) Filed as Exhibits 4.1, 4.2, 4.3, 4.4, 10.2 and 10.3, respectively, to the registration statement on Form SB-2 filed on July 27, 2004, and incorporated herein by reference.
(7) Filed as Exhibit 4 to the registration statement on Form S-8 filed on February 14, 2005, and incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The audit and audit related fees billed for the fiscal years ended December 31, 2004 and December 31, 2003, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $25,500 and $30,031, respectively.

AUDIT-RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE  WORLD  GOLD  LEAGUE,  INC.

                                             By:  /s/ Michael  S.  Pagnano
                                                --------------------------
                                             Name:  Michael  S.  Pagnano
                                             Title:  Chief Executive Officer and
                                             Director
                                             Date:  April  26,  2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                         DATE
---------                      -----                         ----

By: /s/ Michael S. Pagnano     Chief Executive Officer,      April 26, 2005
--------------------------
Michael S. Pagnano             Chief Financial Officer,
                               and Director

By: /s/ King Simmons           Director                      April 26, 2005
--------------------
King Simmons