Form 10QSB
period 2005-03-31
WORLD GOLF LEAGUE INC
filed 2005-05-27
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                              For the transition period from      to
                                                             -----   -----

                              Commission file number 000-49756

                          THE WORLD GOLD LEAGUE, INC.
                          ---------------------------
      (Exact name of the small business issuer as specified in its charter)

           Delaware                                  98-0201235
           --------                                  ----------
    (State of incorporation)               (IRS Employer Identification No.)


              2139State Road 434, Suite 101, Longwood, Florida32779
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 331-6272
                                 --------------
                          (Issuer's telephone number)


                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 20, 2005, there were outstanding 700,848,718 shares of the Issuer's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.





                           THE WORLD GOLF LEAGUE, INC.





              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----

Unaudited  Condensed  Consolidated  Financial  Statements:

  Unaudited  Condensed  Consolidated  Balance  Sheet  as  of
    March  31,  2005  and  December  31,  2004                            3

  Unaudited Condensed Consolidated Statement of  Operations
    for the three months  ended March 31, 2005 an  2004                   4

  Unaudited Condensed Consolidated Statement of Stockholders'
    Equity (Deficit) for the three months ended March 31, 2005            5

  Unaudited  Condensed  Consolidated  Statement  of  Cash  Flows
    for  the  three  months  ended  March  31,  2005  and  2004           6

Notes to Unaudited Condensed Consolidated Financial Statements            7


                          THE WORLD GOLF LEAGUE, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2005 AND DECEMBER 31, 2004


                                                            MARCH 31,     DECEMBER 31,
                                                              2005           2004
     ASSETS                                                (UNAUDITED)      (NOTE)
     ------                                               -------------  -------------
Current assets:
  Cash and cash equivalents                               $     33,032   $     15,373
  Deferred membership fee expense                              250,000        200,000
                                                          -------------  -------------

    Total current assets                                       283,032        215,373

Property and equipment, net                                     15,395         16,457
Other assets                                                     2,133         13,776
                                                          -------------  -------------

      Total assets                                        $    300,560   $    245,606
                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $     82,546   $     52,546
  Accrued liabilities                                           52,967        174,663
  Notes payable to prize winners                               277,600        279,674
  Deferred membership fee revenue                                    -        230,727
  Deposit liability                                            140,000              -
  Convertible debenture                                        201,000        213,000
                                                          -------------  -------------

    Total current liabilities                                  754,113        950,610
                                                          -------------  -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                     1,000          1,000
  Common stock; $0.001 par value; 1,200,000,000 shares
    authorized; 582,248,468 and 491,454,304 shares
    issued and outstanding, respectively                       582,248        491,454
  Additional paid-in capital                                13,504,304     12,446,556
  Unissued common stock                                         64,139         23,111
  Treasury stock, at cost, 2,576,817 shares                   (162,018)      (162,018)
  Accumulated deficit                                      (14,443,226)   (13,505,107)
                                                          -------------  -------------

    Total stockholders' deficit                               (453,553)      (705,004)
                                                          -------------  -------------

      Total liabilities and stockholders' deficit         $    300,560   $    245,606
                                                          =============  =============


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                          THREE  MONTHS  ENDED
                                                              MARCH  31,
                                                         2005           2004
                                                     -------------  -------------
Membership fee revenue                               $    307,714   $          -
                                                     -------------  -------------

  Total revenue                                           307,714              -

Operating, general and administrative expenses         (1,238,634)    (1,158,298)
                                                     -------------  -------------

  Net operating loss                                     (930,920)    (1,158,298)

Other income (expense):
  Interest expense                                         (7,199)        (3,709)
                                                     -------------  -------------

    Net income (loss)                                $   (938,119)  $ (1,162,007)
                                                     =============  =============


Weighted average shares outstanding                   537,519,005    392,538,689
                                                     =============  =============

Earnings (loss) per share (basic and fully diluted)  $      (0.00)  $      (0.00)
                                                     =============  =============


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                                                  THE WORLD GOLF LEAGUE, INC.
                                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                                                                                                        TOTAL
                                                                                                                        STOCK-
                            PREFERRED  STOCK        COMMON  STOCK       ADDITIONAL   UNISSUED                          HOLDERS'
                          -------------------     ------------------     PAID-IN      COMMON   TREASURY    ACCUMULATED  EQUITY
                           SHARES    AMOUNT      SHARES       AMOUNT     CAPITAL      STOCK     STOCK        DEFICIT   (DEFICIT)
                          ---------  -------  ------------  ---------  -----------  --------  ----------  ------------  --------
Balance as of
  December 31,2004        1,000,000  $ 1,000  491,454,304   $491,454   $12,446,556  $23,111   $(162,018)  $(13,505,107)  $(705,004)

Common stock issued or
  committed for services          -        -   57,729,149     57,729       951,813   48,028           -              -   1,057,570

Issuance of unissued common
  stock                           -        -    7,000,000      7,000             -   (7,000)          -              -           -

Common stock issued for
  conversion of debentures
  and exercise of warrants        -        -   30,569,657     30,570       101,430        -           -              -     132,000

Cancellation of common
  stock                           -        -   (4,504,642)    (4,505)        4,505        -           -              -           -

Net loss                          -        -            -          -             -        -           -       (938,119)   (938,119)
                          ---------  -------  ------------  ---------  -----------  --------  ----------  -------------  ----------

Balance as of March 31,
  2005                    1,000,000  $ 1,000  582,248,468   $582,248   $13,504,304  $64,139   $(162,018)  $(14,443,226)  $(453,553)
                          =========  =======  ============  =========  ===========  ========  ==========  =============  ==========


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.


                          THE WORLD GOLF LEAGUE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                           THREE  MONTHS  ENDED
                                                                MARCH  31,
                                                         ------------------------
                                                            2005         2004
                                                         ----------  ------------
Cash flows from operating activities:
  Net loss                                               $(938,119)  $(1,162,007)
  Adjustment to reconcile net income (loss) to net
    cash used in operating activities                      697,852       836,821
                                                         ----------  ------------

      Net cash used in operating activities               (240,267)     (325,186)
                                                         ----------  ------------

Cash flows from investing activities:
  Purchase of fixed assets                                       -        (1,030)
                                                         ----------  ------------

      Net cash used in investing activities                      -        (1,030)
                                                         ----------  ------------

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and deposit
    liability                                              260,000             -
  Increase in payable to stockholder                             -         5,061
  Capital contributed by stockholders                            -       120,000
  Proceeds from exercise of stock options                        -       224,059
  Payments on notes payable to prize winners                (2,074)            -
                                                         ----------  ------------

      Net cash provided by financing activities            257,926       349,120
                                                         ----------  ------------

Net increase in cash and cash equivalents                   17,659        22,904

Cash and cash equivalents, beginning of period              15,373        69,957
                                                         ----------  ------------

Cash and cash equivalents, end of period                 $  33,032   $    92,861
                                                         ==========  ============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   3,846   $         -
                                                         ==========  ============

  Cash paid for taxes                                    $       -   $         -
                                                         ==========  ============

Non-cash investing and financing activities:
  Common stock issued as payment of accrued liabilities  $       -   $    80,000
                                                         ==========  ============

  Exercise of stock options in lieu of reduction in
    payable to stockholder                               $       -   $    38,061
                                                         ==========  ============

  Conversion of convertible debentures to common stock   $  12,000   $         -
                                                         ==========  ============


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                          THE WORLD GOLF LEAGUE, INC.
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. (the "Company") is based in Longwood, Florida. The Company has developed a "Play for Pay" concept, whereby amateur golfers compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept through wholesale providers in the United States.


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

     During 2004 membership fee revenue was recognized ratably over the membership period which was typically from the date the individual became a member through the completion of the national golf tournament which was held near the end of each membership period. Effective in February 2005 the Company changed its business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. For each completed membership application received the Company receives $50. Since all costs, including prize money, of hosting a golf tournament is borne by the corporate entity and not by the Company, revenue is now recognized once the application fee is received.

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

     STOCK  BASED  COMPENSATION
     --------------------------

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


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As of and during the three months ended March 31, 2005, the Company has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Negative  cash  flows  from  operations          $   (240,267)

       Net  loss                                        $   (938,119)

       Negative  working  capital                       $   (471,081)

       Accumulated  deficit                             $(14,443,226)

       Stockholders'  deficit                           $   (453,553)


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


3.   CONSULTING  AGREEMENTS
     ----------------------

     During the three months ended March 31, 2005, the Company entered into consulting agreements and issued 57,729,149 shares and committed to issue 48,027,770 shares of common stock to various consultants of the Company for services performed or to be performed. Based on the fair market value of the common stock on the date the terms of the agreements were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $807,569 and deferred membership fee expenses of $250,000 which is included in the accompanying financial statements as of and for the three months ended March 31, 2005.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All statements in this discussion and elsewhere in this report that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

     On April 14, 2003, we acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida") pursuant to an exchange agreement (the "Exchange Agreement"). In connection with this exchange, we issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

     Novus shareholders agreed to assist us in raising a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. We and the Novus shareholders amended the terms of the Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the Novus shareholders would be delivered to us in lieu of canceling the shares. Through December 31, 2003, this arrangement resulted in us receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General pursuant to the terms of a Stipulated Injunction, discussed below.

     In addition, the Exchange Agreement stated that in the event $1,000,000 was not raised by us with the assistance of the Novus shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. We have elected not to, but may be required to, issue the shares that we had previously agreed to issue. Michael S. Pagnano, the our Chief Executive Officer and a former shareholder of World Golf Florida, previously had agreed not to receive any additional shares in connection with the previously announced issuance and this would have significantly reduced the number of shares to be issued.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of March 31, 2005 of $277,600 is in default. We plan to repay the notes as our cash flow permits. We have been sued by one of the note holders as set forth under "Part-II, Other Information, Item 1. Legal Proceedings."

     We are based in Longwood, Florida, and market our "Play for Pay" concept through wholesale distribution channels in the U.S. Our concept, average golfers playing for substantial prize money with full handicap, has received national publicity including the Golf Channel, Sports Illustrated and several major market news publications. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito, and pro golfer Fulton Allem.

     During 2004, we changed our business focus from distribution directly to retail customers to wholesale distribution of WGL memberships to corporate clients. We entered into a contract with Upwon, LLC ("Upwon") to give away brochures containing WGL memberships in connection with purchases of certain consumer electronic brands at major national retail outlets, and to also distribute such brochures within the leisure cruise industry and the professional sports industry. In addition, we are planning to produce "The WGL Million Dollar Shootout," a reality-based television show where 20 to 32 players will participate in a WGL-handicapped, winner takes all event.

     We will no longer hold a World Championship Tournament like the one we held in Scottsdale, Arizona in May 2004. We held a National Final in Orlando, Florida, in February 2005, and paid $66,000 in prize money. Members that we acquired through retail channels participated in this National Final. We will continue to hold national golf tournaments similar to the National Final; however, they will be held for members that we acquire through the wholesale distribution channel. We plan to begin holding the tournaments in the fourth quarter of 2005.

     We completed the concept and planning phase for a reality based television series entitled "The WGL Million Dollar Shootout." We plan for 20 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. We have invited participants for the 2005 series based on online registrations that we received from our website. We have finalized the script for the 2005 series, approved the production budget and narrowed the contestants to 40 individuals competing for 20 player slots. Our plan for a 2006 series is to charge each participant $25 to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout.

     On March 7, 2005, we entered into an initial six (6) month agreement with North Star Vision, Inc. ("North Star") pursuant to which North Star will serve as the Executive Producer of The WGL Million Dollar Shootout from March 2005 to August 2005. We expect this period to bring us through the major portion of the first season of the television program. The agreement provides for North Star to receive $10,000 per month (or an aggregate of $60,000), 5% of which may be paid in equity ownership of the Company. Pursuant to the agreement, we are responsible for pre-approved expenses incurred for third party costs, travel, and entertainment. North Star is responsible for being aware of all facets or organization and needs required to complete The WGL Million Dollar Shootout, establishing a reasonable budget for pre-show, show, and post-show costs incurred and working to maintain the budget, developing a timeline necessary to produce a show of acceptable quality, suggesting content, show needs, talent, sales objectives and team members to handle such areas, working with hotel and golf course venues for production, acting as agent of record for us with respect to The WGL Million Dollar Shootout, and working in other areas as they become available. We and North Star may enter into an agreement for an additional six-month period to begin on September 1, 2005. We entered into a confidentiality agreement with Roy Hamlin, the President and CEO of North Star, to protect our proprietary information.

     North Star is working with other individuals and companies regarding syndication, video production, content, sales, public relations, location organization, budgeting, talent and other areas required to produce The WGL Million Dollar Shootout. We do not currently have a contract with a network to broadcast The WGL Million Dollar Shootout; however, North Star is negotiating on our behalf with three major networks and has entered into what we believe to be final negotiations to obtain a contract with allocated time slots. There can be no assurance that we will secure a definitive agreement with any network to broadcast the television show. We intend to produce the first series over a two-week period in Las Vegas, Nevada during the third quarter of 2005; however, we estimate that we need to raise $2,100,000 from debt or equity financing or from sponsors to produce the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We plan for the episodes to be broadcast during the first quarter of 2006; however, this is subject to us obtaining a network contract, of which there can be no assurance. We intend to retain all rights for the series; however, some financial backers have expressed an interest in exchange for an ownership interest. We have spent approximately $45,000 for the television series.

     We had a one-year contract which ended in April 2005 with Fred Funk to provide endorsement services for us in television and print advertising. We plan to enter into a new contract with Mr. Funk during the second quarter of 2005 for him to serve as a spokesperson for, as well as a celebrity participant in, The WGL Million Dollar Shootout.

     During 2004, we began to repurchase license agreements that we had entered into to market our "Play for Pay" concept. We no longer distribute our products and services in this manner. As of March 31, 2005, we had repurchased all of the licenses.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern
     --------------

     As of and during the three months ended March 31, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results which raises substantial doubt about our ability to continue as a going concern. We have developed specific current and long-term plans to address our viability as a going concern such as the recapitalization transaction effective April 14, 2003, and our attempts to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital. In the long-term, we believe that cash flows from continued growth in our operations will provide the resources for continued operations. There can be no assurance that we will have the ability to implement our business plan and ultimately attain profitability. Our long-term viability as a going concern is dependent upon three key factors, as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term.

     -    Our  ability  to  control  costs  and  expand  revenues.

     - Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

     Revenue  Recognition
     --------------------

     Prior to December 31, 2002, we entered into license agreements with third parties whereby the licensee had the right to develop and manage our marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee. We repurchased all of the licenses and began to market the memberships directly and through wholesale providers. During 2004, we recognized membership fee revenue ratably over the membership period which was typically from the date the individual became a member through the completion of the national golf tournament which was held near the end of each membership period. Effective in February 2005 we changed our business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. For each completed membership application received we receive $50. Since all costs, including prize money, of hosting a golf tournament is borne by the corporate entity and not by us, revenue is now recognized once the application fee is received.

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

RESULTS  OF  OPERATIONS

Three  Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004
--------------------------------------------------------------------------------

     We recognized membership fee revenue of $307,714 and $0 for the three months ended March 31, 2005 and March 31, 2004, respectively. Effective in February 2005 we changed our business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. The increase in membership fee revenue was due to the success of the wholesale sales channel, where WGL memberships were distributed by Upwon to be used as marketing promotional tools for its retail clients.

     Operating, general and administrative expenses increased $80,336 (or 7%) to $1,238,634 for the three months ended March 31, 2005, compared to operating, general and administrative expenses of $1,158,298 for the three months ended March 31, 2004. The increase in general and administrative expenses was due to the expense directly related to costs incurred for the Million Dollar Shootout reality television series.

     Net operating loss decreased $227,378 (or 20%) to $930,920 for the three months ended March 31, 2005, compared to net operating loss of $1,158,298 for the three months ended March 31, 2004. The decrease in net operating loss was directly attributable to the increase in membership fee revenue.

     Interest expense increased $3,490 (or 94%) to $7,199 for the three months ended March 31, 2005, compared to interest expense of $3,709 for the three months ended March 31, 2004. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum.

     Net loss decreased $223,888 (or 19%) to $938,119 for the three months ended March 31, 2005, compared to net loss of $1,162,007 for the three months ended
March 31, 2004. The decrease in net loss was directly attributable to the increase in membership fee revenue.

     We  had  an  accumulated  deficit  of  $14,443,226  as  of  March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2005, total current assets were $283,032 consisting of cash and cash equivalents of $33,032 and deferred membership fee expense of $250,000. We determined that the value of the services that we will receive from Upwon is $300,000 based on the closing price of our common stock on the date that we entered into the agreement with Upwon. We are amortizing this amount over the one-year term of our agreement with Upwon. Deferred membership fee expense represents the unamortized portion of the value of these services.

     Total current liabilities were $754,113 as of March 31, 2005, consisting of notes payable to prize winners of $277,600, convertible debenture of $201,000, deposit liability of $140,000, accrued liabilities of $52,967 and accounts payable of $82,546. The notes payable to prize winners is in default and a person filed a lawsuit against us in February 2005 alleging that they are one of the prize winners holding such a note in the amount of $22,500.

     We  had  negative  net  working  capital  of $471,081 as of March 31, 2005.

     Net cash used in operating activities was $240,267 during the three months ended March 31, 2005, as compared to $325,186 during the three months ended March 31, 2004. The decrease in net cash used in operating activities was due to net loss of $938,119 that was offset by an adjustment of $697,852.

     Net cash used in investing activities was $0 during the three months ended March 31, 2005, as compared to $1,030 attributable to the purchase of fixed assets during the three months ended March 31, 2004.

     Net cash provided by financing activities was $257,926 during the three months ended March 31, 2005, as compared to $349,120 during the three months ended March 31, 2004. Net cash provided by financing activities during the three months ended March 31, 2005 consisted of proceeds from the exercise of stock warrants and deposit liability of $260,000 which was offset by payments on notes payable to prize winners of $2,074. The decrease in net cash provided by financing activities was primarily attributable to a decrease in proceeds from exercise of stock options to $0 during the three months ended March 31, 2005, from $224,059 for the three months ended March 31, 2004, and a decrease in capital contributed by stockholders to $0 during the three months ended March 31, 2005, from $120,000 for the three months ended March 31, 2004.

     We had an increase in cash and cash equivalents of $17,659 during the three months ended March 31, 2005.

     Our ability to continue as a going concern is dependent upon several factors. These factors include, but are not limited to, our ability to:

     - obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term;
     -    ability  to  control  costs  and  expand  revenues;
     - ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate Investors"), an accredited investor, on June 4, 2004 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. Pursuant to a registration statement on Form SB-2 (333-117682) declared effective with the Securities and Exchange Commission (the "SEC" or the "Commission") on August 5, 2004, we registered 62,000,000 shares of common stock underlying the convertible debentures and 2,500,000 shares of common stock underlying the warrants. Pursuant to a registration statement on Form SB-2 (333-122513), as amended, declared effective with the SEC on February 14, 2005, we registered an additional 550,000,000 shares of common stock underlying the convertible debentures.

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

     Golden Gate Investors has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by Golden Gate Investors and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock. During the three months ended March 31, 2005, we issued 30,569,657 shares of our common stock upon conversion of $12,000 of the convertible debentures and the simultaneous exercise of warrants to purchase shares of common stock for $120,000.

     We believe that we can operate at our current level of liquidity for the next six months based on our current financial situation. Assuming future conversions of the convertible debentures and the simultaneous exercise of warrants pursuant to the Securities Purchase Agreement with Golden Gate, we believe that we can operate for the next twenty-four months. In addition to the money raised pursuant to the Securities Purchase Agreement, it is imperative that we raise an additional $2,100,000 of capital in order to produce the reality-based television show and fully implement our business plan. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations including future golf tournaments. We do not currently have commitments for capital at this time.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

RISK FACTORS

Risks  Relating  To  Our  Business
----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

     As of March 31, 2005, we had continued to incur losses and had an accumulated deficit of $14,443,226. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with Golden Gate Investors. In the event that we cannot obtain additional financing or our financing arrangement with Golden Gate Investors is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF  WE  ARE  UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE
HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $277,600 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We also require $2,100,000 of additional capital in order to implement our business plan. We believe that we can operate at our current level of liquidity for the next six months based on our current financial situation. Assuming future conversions of the convertible debentures and the simultaneous exercise of warrants pursuant to the Securities Purchase Agreement with Golden Gate, we believe that we can operate for the next twenty-four months. We are taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no other additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

WE MAY NOT BE ABLE TO SECURE A NETWORK CONTRACT OR SPONSORSHIP FOR THE WGL MILLION DOLLAR SHOOTOUT.

     We intend to produce The WGL Million Dollar Shootout, reality-based television show, during the third quarter of 2005. We do not have any prior experience producing television shows and this is a new and speculative business venture for us. We have not obtained a network contract to broadcast the show. In addition, we estimate that it will cost us $2,100,000 to produce the show, to pay for celebrity participation, and to pay the prize money. We have not secured any sponsorship for the show. Our lack of experience producing television shows could prevent us from being successful in this new business venture. If we cannot obtain a network contract to broadcast the show or obtain adequate funds from debt or equity financing or from sponsorship, it will have a material adverse effect on our financial condition, liquidity and results of operations.

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of March 31, 2005 of $277,600 is in default. As discussed under the heading in "Part II-Other Information, Item 1. Legal Proceedings," one of the winners has sued us regarding his note. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS THAT WE ISSUED TO GOLDEN GATE INVESTORS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon conversion of the debentures and exercise of warrants that we issued to Golden Gate Investors may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion. Although the holders may not convert their debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     As of and during the three months ended March 31, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results. Our ability to continue as a going concern is an issue raised as a result of our negative cash flows from operations, recurring losses, a negative working capital position, accumulated deficit and a stockholders' deficit position as of March 31, 2005. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

IF OFFERS FOR WGL MEMBERSHIPS DISTRIBUTED THROUGH OUR WHOLESALE DISTRIBUTION CHANNEL ARE NOT REDEEMED, OUR BUSINESS OPERATIONS WILL BE HARMED.

     We have contracted with Upwon for the wholesale distribution of brochures that include an application to obtain a WGL membership. Upwon will charge its clients a fee for the brochures. Upwon will distribute the brochures to people in the consumer electronics industry, the leisure cruise industry, and the professional sports industry. When a WGL membership is entered into as a result of Upwon's distribution of a brochure, we will receive a fee. The wholesale distribution channel is the only manner in which we currently sell WGL memberships. If the people who receive our brochure do not obtain WGL memberships, we will not realize revenue from the wholesale distribution channel, which will have a material adverse effect on our business, results of operation and financial condition.

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

Risks  Relating  To  Our  Common  Stock
---------------------------------------

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OVER-THE-COUNTER BULLETIN BOARD (THE "OTCBB") WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock. In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  FOR  THE  FORESEEABLE  FUTURE.

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

Risk  Related  To  Our  Effective  Registration  Statements
-----------------------------------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of May 20, 2005, we had 700,848,718 shares of common stock issued and outstanding. We have registered the resale of 612,000,000 shares of common stock for issuance under convertible debentures and the resale of 2,500,000 shares of common stock issuable upon exercise of warrants. However, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. During the three months ended March 31, 2005, we issued 30,569,657 shares of our common stock upon conversion of $12,000 of the convertible debentures and the simultaneous exercise of warrants to purchase shares of common stock for $120,000. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not adequately designed to ensure that information required to be disclosed by us in this Form 10-QSB was reported within the time period specified in the Commission's rules and forms, which caused us to be untimely in filing this Form 10-QSB. We are in the process of retaining an accounting professional to assist us in recording, processing, summarizing and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act within the time periods specified in the Commission's rules and forms.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of March 31, 2005 of $277,600 is in default. We plan to repay the notes as our cash flow permits. One of the winners has filed a lawsuit against us, as discussed below.

     In February 2005, Nathan Bertsch, sued us in the Court of Common Pleas, Thirteenth Judicial Circuit, State of Carolina, County of Greenville, for breach of contract, unfair trade practices, and collection of promissory note. The complaint alleges that in November 2001, we invited the plaintiff to participate in the tournament; that the plaintiff entered and participated in the tournament; that a contract was formed to pay the plaintiff $45,000 if he won his flight in the tournament; that the plaintiff won his flight; that, as a result of the intervention of the Florida Attorney General, we paid the plaintiff one-half of the winnings and executed a promissory note to pay the balance of $22,500. The plaintiff is seeking actual damages in the amount of $22,500, prejudgment interest at the statutory rate, three times actual damages, reasonable attorney's fees and costs of prosecuting the lawsuit under the South Carolina Unfair Trade practices Act, and alternative actual damages of $22,500 as payment on the note plus interest at a rate of 5% per annum accrued thereunder. We have engaged counsel in this action and we are trying to have this suit dismissed due to lack of jurisdiction.

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

     The Company is not aware of any proceeding to which any of its directors, officers, affiliates or security holders are a party adverse to the Company or have a material interest adverse to the Company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) In February 2005, we issued 17,100,000 shares of common stock which were not registered under the Securities Act of 1933 (the "Act") to Waco Capital Management for settlement of a previous lawsuit with Equity Growth & Management, both of which have the same beneficial owner. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts were paid by the Company.

     (d) We filed a registration statement on Form SB-2, as amended, Commission File Number 333-122513, which became effective on February 14, 2005. We will not receive any proceeds from the sale of the securities registered. We registered an additional 550,000,000 shares of common stock underlying the convertible debentures that we issued to Golden Gate Investors. On February 14, 2005, we filed a registration statement on Form S-8, Securities and Exchange Commission File Number 333-122807, to register 150,000,000 shares under our 2004 Stock Incentive Plan.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     Notes payable that were issued to the winners of the our 2001 World Golf League National Tournament, which bear interest at 5% per annum, became due on September 16, 2004, and have not been paid as of the filing of this report. Pursuant to the terms of the notes, we are in default for non-payment of an aggregate principal amount of $277,600. As discussed in "Item 1. Legal Proceedings," one of the winners has filed a lawsuit against us regarding his note.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On or about December 29, 2004, we mailed to our record shareholders as of December 22, 2004, an information statement regarding an amendment to our Certificate of Incorporation. The Certificate of Amendment was approved by shareholders voting an aggregate of 398,139,134 shares, or 50.05% of the record shareholders, by a written consent to action without a meeting signed between January 19, 2005 and February 2, 2005 by a majority of the record shareholders. After obtaining shareholder approval, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State, to increase the authorized shares of our common stock to 1,200,000,000 shares of common stock, reauthorize the par value of $.001 per share, and reauthorize 10,000,000 shares of preferred stock with a par value of $.001 per share.

ITEM  5.     OTHER  INFORMATION.

     During the three months ended March 31, 2005, we entered into consulting agreements and issued 57,729,149 shares and committed to issue 48,027,770 shares of common stock to various consultants for services performed or to be performed. Based on the fair market value of the common stock on the date the terms of the agreements were agreed upon, the issuance of these shares resulted in us recording consulting expense of $807,569 and deferred membership fee expenses of $250,000 which is included in the accompanying financial statements as of and for the three months ended March 31, 2005.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

4.1(1)      Certificate of Amendment of Certificate of Incorporation
10.1(2)     2004 Stock Incentive Plan
10.2(3)     Executive Producer Agreement with North Star Visions, Inc., accepted as of March 7, 2005
31*         Certification by Chief Executive Officer and Chief Financial Officer
            pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
32*         Certification by Chief Executive Officer and Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

*    Filed  herein.
(1) Filed as Exhibit 3.1 to report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.
(2) Filed as Exhibit 4 to the registration statement on Form S-8 filed on February 14, 2005, and incorporated herein by reference.
(3) Filed as Exhibit 10.4 to the report on Form 10-KSB on April 26, and incorporated herein by reference.

REPORTS ON FORM 8-K

     During the quarter for which this report is filed, we filed one report on Form 8-K on February 3, 2005 with the Commission to disclose an amendment to our Certificate of Incorporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE WORLD GOLF LEAGUE, INC.

                                      By:  /s/ Michael S. Pagnano
                                           --------------------------
                                      Name:  Michael S. Pagnano
                                      Title: Chief Executive Officer and
                                             Chief Financial Officer
                                      Date:  May 27, 2005