Form 10QSB
period 2005-06-30
WORLD GOLF LEAGUE INC
filed 2005-08-25
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   --------------

                        Commission file number 000-49756


                          THE WORLD GOLF LEAGUE, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                  98-0201235
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


                                      N/A
                        --------------------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 18, 2005, 975,538,621 shares of Common Stock of the issuer were outstanding.






                          PART I. FINANCIAL INFORMATION



ITEM  1.  FINANCIAL STATEMENTS



                          THE WORLD GOLF LEAGUE, INC.





              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004




                          THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

Unaudited  Condensed  Consolidated Financial  Statements:

  Unaudited  Condensed  Consolidated Balance  Sheet  as  of  June  30,
    2005 and December  31,  2004                                           F-3

  Unaudited  Condensed  Consolidated Statement  of  Operations  for  the
    three months  and  six  months  ended  June  30,  2005  and  2004      F-4

  Unaudited  Condensed  Consolidated Statement  of  Stockholders'
    Equity (Deficit)  for  the  six  months  ended  June  30,  2005        F-5

  Unaudited  Condensed  Consolidated Statement  of  Cash  Flows  for the
    six months  ended  June  30,  2005  and  2004                          F-6

Notes  to  Unaudited  Condensed  Consolidated Financial  Statements        F-7



                          THE WORLD GOLF LEAGUE, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2005 AND DECEMBER 31, 2004


                                                            JUNE  30,    DECEMBER  31,
                                                              2005           2004
     ASSETS                                                (UNAUDITED)      (NOTE)
---------------                                           -------------- ---------------
Current assets:
  Cash and cash equivalents                               $      26,379  $       15,373
  Accounts receivable                                               358               -
  Prepaid Officer Salary                                         14,428               -
  Deferred Consulting Expense                                   310,833         200,000
  Prepaid advertising                                            10,000               -
                                                          -------------- ---------------

    Total current assets                                        361,998         215,373

Property and equipment, net                                      14,333          16,457
License fee receivable, net of current portion                        -               -
Other assets                                                      1,875          13,776
                                                          -------------- ---------------

      Total assets                                        $     378,206  $      245,606
                                                          ============== ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $      60,507  $       52,546
  Accrued liabilities                                            41,820         174,663
  Notes payable to prize winners                                277,601         279,674
  Deferred membership fee revenue                                     -         230,727
  Convertible debenture                                         186,000         213,000
                                                          -------------- ---------------

    Total current liabilities                                   565,928         950,610

Deferred license fee revenue, net of current portion                  -               -
                                                          -------------- ---------------

    Total liabilities                                           565,928         950,610
                                                          -------------- ---------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                      1,000           1,000
  Common stock; $0.001 par value; 1,200,000,000 shares
    authorized; 826,169,859 and 491,454,304 shares issued
    at June 30, 2005 and December 31, 2004 respectively; and
    823,593,042 and 488,877,487 outstanding at
    June 30, 2005 and
    December 31, 2004, respectively                             826,169         491,454
  Additional paid-in capital                                 13,742,382      12,446,556
  Unissued common stock                                          61,139          23,111
  Treasury stock, at cost, 2,576,817 shares                    (162,018)       (162,018)
  Accumulated deficit                                       (14,656,394)    (13,505,107)
                                                           -------------  --------------

    Total stockholders' deficit                                (187,722)       (705,004)
                                                           -------------  --------------

      Total liabilities and stockholders' deficit          $    378,206   $     245,606
                                                           =============  ==============




Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            THE WORLD GOLF LEAGUE, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                    THREE  MONTHS  ENDED                SIX  MONTHS  ENDED
                                           JUNE  30,                         JUNE 30,
                                      2005           2004              2005          2004
                                 --------------  --------------    ------------   ------------
Membership fee revenue          $      117,038    $     48,191     $    424,752   $    48,191
                                ---------------  --------------    ------------   ------------

  Total revenue                        117,038          48,191          424,752        48,191

Operating, general and adminis-
  trative expenses                     387,900         951,594        1,626,534     2,109,892
                                ---------------  --------------    ------------   ------------

  Net operating loss                  (270,862)       (903,403)      (1,201,782)   (2,061,701)

Other income (expense):
  Interest expense                      (7,036)         (3,668)         (14,235)       (7,377)
  Other income                          64,730               -           64,730             -
                                ---------------  --------------    -------------  ------------

    Net (loss)                  $     (213,168)   $   (907,071)    $ (1,151,287)  $(2,069,078)
                                ===============  ==============    =============  ============


Weighted average shares
  outstanding                       680,059,485     422,310,166      581,475,160   407,424,597
                                ===============  ==============    ============== ============

Earnings (loss) per share
  (basic)                       $        (0.00)   $      (0.00)    $      (0.00)  $     (0.01)
                                ===============  ==============    ============== ============


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                               THE WORLD GOLF LEAGUE, INC.
                                UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2005




                                                                                                                            TOTAL
                                                                                                                            STOCK-
                            PREFERRED  STOCK       COMMON  STOCK       ADDITIONAL    UNISSUED                              HOLDERS'
                           -------------------  --------------------    PAID-IN       COMMON    TREASUREY    ACCUMULATED  EQUITY
                           SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       STOCK       STOCK       (DEFICIT)  (DEFICIT)
                           -------   ------   ---------   --------  ------------  ----------    ---------   ------------- --------

Balance as of December
  31, 2004               1,000,000   $1,000  491,454,304   $491,454   $12,446,556    $23,111   $(162,018)  $(13,505,107)   (705,004)

Common stock issued for
  services                       -        -  212,729,149    212,729     1,103,813     45,028           -             -    1,361,570

Issuance of unissued common
  Stock                          -        -    7,000,000      7,000             -     (7,000)          -             -            -

Common stock issued for
  Conversion of debentures
  And exercise of warrants       -        -  119,491,048    119,491       187,509          -           -             -      307,000

Cancellation of common
stock                            -        -   (4,504,642)    (4,505)        4,505          -           -             -            -

Net loss                         -        -            -          -             -          -           -    (1,151,287)  (1,151,287)
                         ---------  -------  -----------   ---------  -----------   --------   ----------   ------------  ----------

Balance as of June
  30, 2005               1,000,000  $1,000   826,169,859   $826,169   $13,742,382    $61,139    $(162,018)  $(14,656,394)  (187,722)
                         =========  =======  ===========   =========  ===========   =========  ===========   ============  =========





                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                          THE WORLD GOLF LEAGUE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                                           SIX  MONTHS  ENDED
                                                                JUNE  30,
                                                       ------------------------
                                                           2005         2004
                                                       ------------  ----------

Cash flows from operating activities:
  Net (loss)                                           $(1,151,287) $(2,069,078)
  Adjustment to reconcile net (loss) to net
    cash used in operating activities                      857,367    1,729,591
                                                       ------------  ----------

      Net cash used in operating activities               (293,920)    (339,487)
                                                       ------------  ----------

Cash flows from financing activities:
  Increase in payable to stockholder                             -        5,061
  Proceeds from exercise of stock warrants                 307,000            -
  Payments on notes payable to prize winners                (2,074)           -
  Net proceeds from note payable                                 -            -
  Capital contributed by stockholders                            -      120,000
  Purchase of treasury stock                                     -      (31,250)
  Cash contributed with reverse merger                           -            -
  Proceeds from exercise of stock options                        -       80,000
  Proceeds from issuance of common stock                         -       40,000
  Proceeds from issuance of convertible debentures               -      100,000
                                                       ------------  ----------

      Net cash provided by financing activities            304,926      313,811
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents        11,006     (25,676)

Cash and cash equivalents, beginning of period              15,373       69,957
                                                       ------------  ----------

Cash and cash equivalents, end of period               $    26,379  $    44,281
                                                       ============  ==========

Supplemental disclosure of cash flow information:

Cash paid for interest                                       7,399            -
                                                       ============  ==========

Conversion of convertible debentures to common stock        27,000            -
                                                       ============  ==========




                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     THE WORLD GOLF LEAGUE, INC.
    SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. (the "Company") is based in Longwood, Florida. The Company has developed a "Play for Pay" concept, whereby amateur golfers compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept through wholesale providers in the United States. The World Golf League, Inc. is also planning to produce The WGL Million Dollar Shootout, a reality based television series where 5 teams of 4 players each will compete for $1,000,000.


     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     FINANCIAL STATEMENTS
     --------------------

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005, and (c) cash flows for the six month periods ended June 30, 2005 and 2004, have been made.

     The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.

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

     During 2004 membership fee revenue was recognized ratably over the membership period which was typically from the date the individual became a member through the completion of the national golf tournament which was held near the end of each membership period. Effective in February 2005 the Company changed its business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distribute them to its customers. For each completed membership application received the Company receives $50. Since all costs, including prize money, of hosting a golf tournament are borne by the corporate entity and not by the Company, revenue is now recognized once the application fee is received.

                                    Continued
                                        7

                           THE WORLD GOLF LEAGUE, INC.
    SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     LOSS  PER  SHARE
     ----------------

     Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the remaining convertible debentures and warrants were converted in the same manner as those converted during the quarter ended June 30, 2005, and using the treasury method, there would be no affect of anti-dilution based upon the market price at June 30, 2005.

     STOCK  BASED  COMPENSATION
     --------------------------

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". During the reporting periods presented, there was no stock issued for compensation under these provisions, therefore no proforma presentation is required.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As of and during the six months ended June 30, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results which raises substantial doubt about our ability to continue as a going concern. We have developed specific current and long-term plans to address our viability as a going concern such as our attempts to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital. In the long-term, we believe that cash flows from continued growth in our operations will provide the resources for continued operations. There can be no assurance that we will have the ability to implement our business plan and ultimately attain profitability. Our long-term viability as a going concern is dependent upon three key factors, as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term.

     -    Our ability  to  control costs and expand revenues.

     - Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

                                    Continued
                                        8

                          THE WORLD GOLF LEAGUE, INC.
    SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   GOING  CONCERN  CONSIDERATIONS, CONTINUED
     -----------------------------------------

     The Company has incurred net losses for the six months ended June 30, 2005 and 2004 of $1,151,287 and $2,069,078, respectively. Despite its negative cash flows from operations of $293,920 and $339,487 for the six months ended June 30, 2005 and 2004, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Managements plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding since inception.

     No assurances can be given that the Company can obtain sufficient working capital through the sale of the Companys common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Companys ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Consulting Agreements

     The Company has two months remaining of a consulting service agreement with North Star Vision, Inc. for $10,000 cash and $10,000 in common stock. It also has agreements with professional golfers and celebrities/spokespeople.

     Effective April 11,2005, the Company entered into two consulting agreements with Donson Brooks to provide strategic and knowledge management consulting services in exchange for $220,000 in common stock, of which $165,000 is included in deferred consulting expense.

     In July 2005, we entered into a one-year contract with John O'Hurley, who will host the first season of The WGL Million Dollar Shootout. In August 2005, we entered into one-year contracts with Fred Funk, Bernadette Luse, and Don Donatello. We may use Mr. Funk's name, image and likeness for our overall marketing and promotion of The Million Dollar Shootout and our website during the term of his contract. Mr. Funk has the option to appear in the show once we have determined the venue. Ms. Luse and Mr. Donatello will be celebrity participants during the first season and we may also use their names, images and likenesses for our overall marketing and promotion and our website. We also entered into a contract with Carin Koch on similar terms. Also in August 2005, we entered into an agreement with Paxson Productions, Inc., a wholly owned subsidiary of Paxson Communications Corporation, to provide seven one-hour time slots (Mondays 7pm to 8pm Eastern and Pacific Time, 6pm to 7pm Central and Mountain
     Time) for the first season on its over-the-air broadcast television stations and cable and satellite television systems reaching at least 85 million television households in the United States. We plan to begin producing the episodes in October 2005, which are scheduled to start airing on Monday, January 23, 2006. We estimate that we need to raise $2,100,000 from debt or equity financing or from sponsors to produce the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We intend to retain all rights to the first season; however, some financial sources have expressed an interest in exchange for investing in the series. As of June 30, 2005, we had spent approximately $60,000 for the television series consisting of $30,000 cash and $30,000 worth of our common stock.

     Legal Proceeding

     In February 2005, Nathan Bertsch, sued the Company in the Court of Common Pleas, Thirteenth Judicial Circuit, State of Carolina, County of Greenville, for breach of contract, unfair trade practices, and collection of promissory note. The complaint alleges that in November 2001, the Company invited the plaintiff to participate in the tournament; that the plaintiff entered and participated in the tournament; that a contract was formed to pay the plaintiff $45,000 if he won his flight in the tournament; that the plaintiff won his flight; that, as a result of the intervention of the Florida Attorney General, the Company paid the plaintiff one-half of the winnings and executed a promissory note to pay the balance of $22,500. The plaintiff is seeking actual damages in the amount of $22,500, prejudgment interest at the statutory rate, three times actual damages, reasonable attorney's fees and costs of prosecuting the lawsuit under the South Carolina Unfair Trade Practices Act, and in the alternative, actual damages of $22,500 as payment on the note plus interest at a rate of 5% per annum accrued thereunder. The Company has engaged counsel in this action. The Company is trying to have this suit dismissed due to lack of jurisdiction.


4.   CHANGES IN SECURITIES
     ---------------------

     During the six months ended June 30, 2005, the Company issued an aggregate of 119,491,048 shares of common stock for the conversion of convertible debentures and the exercise of warrants and 219,729,149 shares of common stock for services. The Company cancelled 4,504,642 shares of common stock during the six months ended June 30, 2005.

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

     On April 14, 2003, we acquired in excess of 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida") pursuant to an exchange agreement (the "Exchange Agreement"). The remaining shareholders of World Golf Florida approved the Exchange Agreement and we issued a total of 120,000,000 shares of common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

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

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of June 30, 2005 of $277,601 is in default. We plan to repay the notes as our cash flow permits. We have been sued by one of the note holders as set forth under "Part-II, Other Information, Item 1. Legal Proceedings."

     We are based in Longwood, Florida, and market our "Play for Pay" concept through wholesale distribution channels in the U.S. Our concept, average golfers playing for substantial prize money with full handicap, has received national publicity including the Golf Channel, Sports Illustrated and several major market news publications. Participants in World Golf events have included NFL Hall of Famers Lawrence Taylor and Rickey Jackson, NHL Hall of Famer Phil Esposito, and pro golfer Fulton Allem. In addition, we are planning to produce The WGL Million Dollar Shootout, a reality-based television show where 20 players will compete for $1,000,000 in a WGL-handicapped, winner takes all event.

WGL Memberships and National Golf Tournaments
---------------------------------------------

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

The WGL Million Dollar Shootout
-------------------------------

     We completed the concept and planning phase for a reality based television series entitled "The WGL Million Dollar Shootout." We plan for 20 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. We have invited participants for the first season based on online registrations that we received from our website. We have finalized the script for the first season, approved the production budget and narrowed the contestants to 40 individuals competing for 20 player slots. Our plan for a second season is to charge each participant $25 to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout.

     In July 2005, we entered into a one-year contract with John O'Hurley, who will host the first season of The WGL Million Dollar Shootout. In August 2005, we entered into one-year contracts with Fred Funk, Bernadette Luse, and Don Donatello. We may use Mr. Funk's name, image and likeness for our overall marketing and promotion of The Million Dollar Shootout and our website during the term of his contract. Mr. Funk has the option to appear in the show once we have determined the venue. Ms. Luse and Mr. Donatello will be celebrity participants during the first season and we may also use their names, images and likenesses for our overall marketing and promotion and our website. We also entered into a contract with Carin Koch on similar terms. Also in August 2005, we entered into an agreement with Paxson Productions, Inc., a wholly owned subsidiary of Paxson Communications Corporation, to provide seven one-hour time slots (Mondays 7pm to 8pm Eastern and Pacific Time, 6pm to 7pm Central and
Mountain Time) for the first season on its over-the-air broadcast television stations and cable and satellite television systems reaching at least 85 million television households in the United States. We plan to begin producing the episodes in October 2005, which are scheduled to start airing on Monday, January 23, 2006. We estimate that we need to raise $2,100,000 from debt or equity financing or from sponsors to produce the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We intend to retain all rights to the first season; however, some financial sources have expressed an interest in exchange for investing in the series. As of June 30, 2005, we had spent approximately $60,000 for the television series consisting of $30,000 cash and $30,000 worth of our common stock.

     North Star Vision, Inc. ("North Star") is currently serving as the Executive Producer of The WGL Million Dollar Shootout pursuant to a six-month agreement that is scheduled to end on August 31, 2005. Under the current agreement, North Star receives $10,000 per month (or an aggregate of $60,000), 50% of which may be paid in equity ownership of the Company. Pursuant to the agreement, we are responsible for pre-approved expenses incurred for third party costs, travel, and entertainment. North Star is responsible for being aware of all facets or organization and needs required to complete The WGL Million Dollar Shootout, establishing a reasonable budget for pre-show, show, and post-show costs incurred and working to maintain the budget, developing a timeline necessary to produce a show of acceptable quality, suggesting content, show needs, talent, sales objectives and team members to handle such areas, working with hotel and golf course venues for production, acting as agent of record for us with respect to The WGL Million Dollar Shootout, and working in other areas as they become available. North Star is working with other individuals and companies regarding syndication, video production, content, sales, public relations, location organization, budgeting, talent and other areas required to produce The WGL Million Dollar Shootout. We and North Star plan to enter into a new six-month agreement on different terms. We entered into a confidentiality agreement with Roy Hamlin, the President and CEO of North Star, to protect our proprietary information.

OTHER EVENTS


     Effective April 11, 2005, we entered into two, twelve-month consulting agreements with Donson Brooks to provide strategic and knowledge management consulting services to us in exchange for an aggregate of 110,000,000 shares of our common stock valued at $220,000, of which $165,000 is included in deferred consulting expense. The agreements will automatically renew for an additional three months. Either we or Mr. Brooks may terminate the agreements upon thirty days prior written notice to the other party after the first three months.

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

     We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern
     --------------

     As of and during the six months ended June 30, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results which raises substantial doubt about our ability to continue as a going concern. We have developed specific current and long-term plans to address our viability as a going concern such as our attempts to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital. In the long-term, we believe that cash flows from continued growth in our operations will provide the resources for continued operations. There can be no assurance that we will have the ability to implement our business plan and ultimately attain profitability. Our long-term viability as a going concern is dependent upon three key factors, as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term.

     -    Our  ability  to  control  costs  and  expand  revenues.

     - Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

     Revenue  Recognition
     --------------------

     Prior to December 31, 2002, we entered into license agreements with third parties whereby the licensee had the right to develop and manage our marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee. We repurchased all of the licenses and began to market the memberships directly and through wholesale providers. During 2004, we recognized membership fee revenue ratably over the membership period which was typically from the date the individual became a member through the completion of the national golf tournament which was held near the end of each membership period. Effective in February 2005 we changed our business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. For each completed membership application received, we receive $50. Since all costs, including prize money, of hosting a golf tournament are borne by the corporate entity and not by us, revenue is now recognized once the application fee is received.

     Stock  Based  Compensation
     --------------------------

     We account for our stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". We provide disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". During the reporting periods presented, there was no stock issued for services under these provisions.

RESULTS  OF  OPERATIONS

Three  Months ended June 30, 2005 Compared to Three Months Ended June 30, 2004
--------------------------------------------------------------------------------

     We recognized membership fee revenue of $117,038 and $48,191 for the three months ended June 30, 2005 and June 30, 2004, respectively, an increase of $68,847, or 143%. Effective in February 2005 we changed our business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. The increase in membership fee revenue was due to the success of the wholesale sales channel, where WGL memberships were distributed by Upwon to be used as marketing promotional tools for its retail clients.

     Operating, general and administrative expenses decreased $563,694 (or 59%) to $387,900 for the three months ended June 30, 2005, compared to operating, general and administrative expenses of $951,594 for the three months ended June 30, 2004. The decrease in operating, general and administrative expenses was due to our change in business strategies. Our primary focus was to promote The Million Dollar Shootout reality-based television series.

     Net operating loss decreased $632,541 (or 70%) to $270,862 for the three months ended June 30, 2005, compared to net operating loss of $903,403 for the three months ended June 30, 2004. The decrease in net operating loss was directly attributable to the increase in membership fee revenue and the decrease in operating, general and administrative expenses.

     Interest expense increased $3,368 (or 92%) to $7,036 for the three months ended June 30, 2005, compared to interest expense of $3,668 for the three months ended June 30, 2004. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum.

     We had other income of $64,730 for the three months ended June 30, 2005, compared to other income of $0 for the for the three months ended June 30, 2004.

     Net loss decreased $693,903 (or 76%) to $213,168 for the three months ended June 30, 2005, compared to net loss of $907,071 for the three months ended June 30, 2004. The decrease in net loss was primarily attributable to the increase in membership fee revenue and the decrease in operating, general and administrative expenses and the increase in other income.

Six Months ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

     We recognized membership fee revenue of $424,752 and $48,191 for the six months ended June 30, 2005 and June 30, 2004, respectively, an increase of $376,561, or 781%. Effective in February 2005 we changed our business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. The increase in membership fee revenue was due to the success of the wholesale sales channel, where WGL memberships were distributed by Upwon to be used as marketing promotional tools for its retail clients.

     Operating, general and administrative expenses decreased $483,358 (or 23%) to $1,626,534 for the six months ended June 30, 2005, compared to operating, general and administrative expenses of $2,109,892 for the six months ended June 30, 2004. The decrease in operating, general and administrative expenses was due to our change in business strategies. Our primary focus was to promote The Million Dollar Shootout reality-based television series.

     Net operating loss decreased $859,919 (or 42%) to $1,201,782 for the six months ended June 30, 2005, compared to net operating loss of $2,061,701 for the six months ended June 30, 2004. The decrease in net operating loss was directly attributable to the increase in membership fee revenue and the decrease in operating, general and administrative expenses.

     Interest expense increased $6,858 (or 93%) to $14,235 for the six months ended June 30, 2005, compared to interest expense of $7,377 for the six months ended June 30, 2004. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum.

     We had other income of $64,730 for the six months ended June 30, 2005, compared to other income of $0 for the for the six months ended June 30, 2004.

     Net loss decreased $917,791 (or 44%) to $1,151,287 for the six months ended June 30, 2005, compared to net loss of $2,069,078 for the six months ended June 30, 2004. The decrease in net loss was primarily attributable to the increase in membership fee revenue, the decrease in operating, general and administrative expenses and the increase in other income.

     We  had  an  accumulated  deficit  of  $14,656,394  as  of  June  30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, total current assets were $361,998 consisting of cash and cash equivalents of $26,379, accounts receivable of $358, prepaid officer salary of $14,428, deferred consulting expense of $310,833, and prepaid advertising of $10,000. Deferred consulting expense includes $145,833 for the unamortized portion of the value of the services that we receive from Upwon to distribute our membership applications to retail and corporate clients and $165,000 for the unamortized portion of the value of the services that we receive from a business consultant for strategic and knowledge management consulting services. We made prepayments of salary to our CEO during the three months ended June 30 2005.

     Total current liabilities were $565,928 as of June 30, 2005, consisting of notes payable to prize winners of $277,601, convertible debenture of $186,000, accounts payable of $60,507 and accrued liabilities of $41,820. The notes payable to prize winners is in default and a person filed a lawsuit against us in February 2005 alleging that they are one of the prize winners holding such a note in the amount of $22,500.

     We  had  negative  net  working  capital  of $203,930 as of June 30, 2005.

     Net cash used in operating activities was $293,920 during the six months ended June 30, 2005, as compared to $339,487 during the six months ended June 30, 2004. Net cash used in operating activities was due to net loss of $1,151,287 that was offset by an adjustment of $857,367.

     We did not have any cash flows from investing activities during the six month period ended June 30, 2005, or the six month period ended June 30, 2004.

     Net cash provided by financing activities was $304,926 during the six months ended June 30, 2005, as compared to $313,811 during the six months ended June 30, 2004. Net cash provided by financing activities during the six months ended June 30, 2005 consisted of proceeds from the exercise of stock warrants of $307,000 which was offset by payments on notes payable to prize winners of $2,074.

     We had an increase in cash and cash equivalents of $11,006 during the six months ended June 30, 2005.

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

     The debentures bear interest at 7%, mature two years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) 75% of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share.

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

     Golden Gate Investors has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by Golden Gate Investors and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock. As of June 30, 2005, we had issued an aggregate of 119,491,048 shares of our common stock upon the conversion of debentures and the simultaneous exercise of warrants.

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

     As of June 30, 2005, we continued to incur losses and had an accumulated deficit of $14,656,394. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with Golden Gate Investors. In the event that we cannot obtain additional financing or our financing arrangement with Golden Gate Investors is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

IF  WE  ARE  UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE
HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $277,601 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We also require $2,100,000 of additional capital in order to implement our business plan. We believe that we can operate at our current level of liquidity for the next six months based on our current financial situation. Assuming future conversions of the convertible debentures and the simultaneous exercise of warrants pursuant to the Securities Purchase Agreement with Golden Gate, we believe that we can operate for the next twenty-four months. We are taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no other additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

WE MAY NOT BE ABLE TO OBTAIN SPONSORSHIP OR OTHER SOURCES OF FUNDING FOR THE WGL MILLION DOLLAR SHOOTOUT OR SATISFY THE NETWORKS DELIVERY REQUIRMENTS.

     We intend to produce The WGL Million Dollar Shootout, reality-based television show, during the third quarter of 2005. We do not have any prior experience producing television shows and this is a new and speculative business venture for us. We have obtained a network contract to broadcast the show. We are required to deliver The WGL Million Dollar Shootout to the network in conformity with the network's standards and practice guidelines as well as its delivery requirements. We estimate that it will cost us $2,100,000 to produce the show, to pay for celebrity participation, and to pay the prize money. We have not secured any sponsorship for the show. Our lack of experience producing television shows could prevent us from being successful in this new business venture. If we cannot obtain adequate funds from debt or equity financing or from sponsorship to produce the show or we cannot satisfy the network's standards and practices guidelines or its delivery requirements, it will have a material adverse effect on our financial condition, liquidity and results of operations.

WE MAY NOT BE ABLE TO GENERATE REVENUE FROM THE MILLION DOLLAR SHOOTOUT AS PROJECTED IN OUR PRESS RELEASES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our projections of revenue from The Million Dollar Shootout that we included in certain press releases may not be realized. We have disclosed our basis for these projections in this report in "Item 5. Other Information." On an on-going basis, we evaluate our projections. We base our projections on various assumptions that we believe to be reasonable; however, there can be no assurance that our projections will be accurate. Actual results may differ from these projections. If our projections are not accurate, it could have a material adverse effect on our financial condition and results of operations.

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of June 30, 2005 of $277,601 is in default. As discussed under the heading in "Part II-Other Information, Item 1. Legal Proceedings," one of the winners has sued us regarding his note. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     As of and during the six months ended June 30, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results. Our ability to continue as a going concern is an issue raised as a result of our negative cash flows from operations, recurring losses, a negative working capital position, accumulated deficit and a stockholders' deficit position as of June 30, 2005. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

IF WE ARE NOT ABLE TO MANAGE THE GROWTH OF OUR COMPANY WE MAY NEVER ACHIEVE PROFITABILITY.

     Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements for current or additional collaborative relationships or successfully assimilate and train new employees, if any. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

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

WE ISSUED A PRESS RELEASE THAT CONTAINED INACCURATE HISTORICAL INFORMATION AND CONTAINED FORWARD LOOKING INFORMATION PRIOR TO ISSUING THIS QUARTERLY REPORT ON FORM 10-QSB.

     On August 17, 2005, we issued a press release disclosing our operating results for the quarter ended June 30 2005, prior to our independent auditor's completed review of our financial statements for that period. As a result of such review, we have made changes to our financial statements since issuing the press release, which has caused the information in the press release to be inaccurate regarding our assets, liabilities, net loss and general and administrative expenses and the percentage increase in our revenue. The press release also contained forward looking information regarding potential revenues from The Million Dollar Shootout, future liabilities, potential profitability, and prospects about our ability to raise additional capital. There can be no assurance that we will generate revenue from The Million Dollar Shootout, or, if we do generate such revenue, that we will be debt free and operating in the black by the first quarter of 2006, or anytime thereafter. Also, there can be no assurance that we are better able to raise capital based on our current financial condition or operating results.

OUR DISCLOSURE CONTROLS AND PROCEDURES ARE INADEQUATE AND WE HAVE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING.

     We have determined that our disclosure controls and procedures are inadequate and that we have material weaknesses in our internal controls over financial reporting. During the review of our financial statements by our principal independent accountant, they discovered that certain agreements and other documentation did not support general ledger accounts and where not always in agreement with the general ledger balances or were recorded incorrectly. This caused numerous adjusting entries to be recommended by our principal independent accountant to the final general ledger, which caused us to be untimely in filing this quarterly report on Form 10-QSB for the quarter ended June 30, 2005, even after requesting an extension of time to file this report.

Risks  Relating  To  Our  Common  Stock
---------------------------------------

WE ARE IN THE PROCESS OF DETERMINING WHETHER WE INADVERTENTLY ISSUED MORE SHARES THAN WE ACTUALLY REGISTERED ON FORMS S-8 DURING 2004 AND 2005, AND IF SO WHICH, IF ANY, SECURITIES LAWS WE MAY HAVE VIOLATED.

     It has recently come to our attention that we may have inadvertently issued more shares of our common stock than we actually registered on Forms S-8 during 2004 and 2005, which may be a violation of one or more federal securities laws or other potential violations. We are in the process of determining whether or not there has been such an over-issuance, and if so, what securities laws may have been violated.

     We are analyzing steps to correct or cure such potential violations, but we provide no assurance that such steps will be taken or if such steps are taken that such violations will be cured and not result in penalties to us.

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

     As of August 18, 2005, we had 975,538,621 shares of common stock issued and outstanding. We have registered the resale of 612,000,000 shares of common stock for issuance under convertible debentures and the resale of 2,500,000 shares of common stock issuable upon exercise of warrants. However, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. During the three months ended June 30, 2005, we issued shares of our common stock upon the conversion of convertible debentures and the simultaneous exercise of warrants. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

     The convertible debentures are convertible into shares of our common stock at a 25% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

     Based on the then current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we made a good faith estimate as to the amount of shares of common stock that we were required to register and allocate for conversion of the convertible debentures. Accordingly, we registered 62,000,000 shares and an additional 550,000,000 shares (or an aggregate of 612,000,000 shares) to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

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

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were inadequate. In an attempt to correct this issue, we have hired a local accounting firm to assist us in recording, processing, summarizing and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, certain internal control matters were noted that require corrective actions.


     Internal controls considered to be a material weakness in the quarter ended June 30, 2005 are as follows:

     - Certain agreements and other documentation did not support general ledger accounts and where not always in agreement with the general ledger balances or were recorded incorrectly. This caused numerous adjusting entries to be recommended by our principal independent accountant to the final general ledger.

These issues caused significant delays in producing financial statements at the end of the accounting period and will continue to cause delays, as well as allow for possible irregularities, including any fraud, to exist and continue without notice.

     We are continuing the process of identifying and implementing corrective actions identified to improve the design and effectiveness of our internal controls, including enhancement of procedures. Significant additional resources will be required to establish and maintain appropriate controls and procedures and to prepare the required financial and other information during this process.

     Even after corrective actions have been implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

     -  faulty human judgment and simple errors, omissions or mistakes;

     -  collusion of two or more people;

     -  inappropriate management override of procedures; and

     - risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

     If we fail to have effective internal controls and procedures for financial reporting in place, we could be unable to provide timely and reliable financial information.

     We are in the process of attempting to address and eliminate the material weaknesses in our internal controls and procedures. We have hired an outside local accounting firm to assist us in recording, processing, summarizing and reporting information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of June 30, 2005 of $277,601 is in default. We plan to repay the notes as our cash flow permits. One of the winners has filed a lawsuit against us, as discussed below.

     In February 2005, Nathan Bertsch, sued us in the Court of Common Pleas, Thirteenth Judicial Circuit, State of Carolina, County of Greenville, for breach of contract, unfair trade practices, and collection of promissory note. The complaint alleges that in November 2001, we invited the plaintiff to participate in the tournament; that the plaintiff entered and participated in the tournament; that a contract was formed to pay the plaintiff $45,000 if he won his flight in the tournament; that the plaintiff won his flight; that, as a result of the intervention of the Florida Attorney General, we paid the plaintiff one-half of the winnings and executed a promissory note to pay the balance of $22,500. The plaintiff is seeking actual damages in the amount of $22,500, prejudgment interest at the statutory rate, three times actual damages, reasonable attorney's fees and costs of prosecuting the lawsuit under the South Carolina Unfair Trade Practices Act, and in the alternative, actual damages of $22,500 as payment on the note plus interest at a rate of 5% per annum accrued thereunder. We have engaged counsel in this action and we are trying to have this suit dismissed due to lack of jurisdiction.

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

None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     Notes payable that were issued to the winners of the our 2001 World Golf League National Tournament, which bear interest at 5% per annum, became due on September 16, 2004, and have not been paid as of the filing of this report. Pursuant to the terms of the notes, we are in default for non-payment of an aggregate principal amount of $277,601. As discussed in "Item 1. Legal Proceedings," one of the winners has filed a lawsuit against us regarding his note.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

     In April 2005, we terminated consulting agreements with four individuals to whom we had previously issued shares covered by a registration statement on Form S-8, Securities and Exchange Commission File Number 333-122807, and, as a result, we cancelled an aggregate of 77,535,376 of their shares. The shares are treated as never having been issued in the accompanying financial statements.

     Effective April 11, 2005, we entered into two, twelve-month consulting agreements with Donson Brooks to provide strategic and knowledge management consulting services to us in exchange for an aggregate of 110,000,000 shares of our common stock valued at $220,000, of which $165,000 is included in deferred consulting expense. The agreements will automatically renew for an additional three months. Either we or Mr. Brooks may terminate the agreements upon thirty days prior written notice to the other party after the first three months.

     In August 2005, we cancelled 4,000,000 shares of common stock that we issued as free-trading in August 2005, as we did not believe such shares were covered by a registration statement on Form S-8.

     During the three months ended June 30, 2004, we issued various press releases regarding the revenue that we expect to generate from The Million Dollar Shootout. We estimate that we may earn $2.5 million for the first season consisting of the sale of 103 minutes of advertising at $12,000 per minute, $100,000 of sponsorship for each of the five teams that will compete, and the remainder from various other sponsorship, brand placement and the sale of the registrant database. Licensing rights for The Million Dollar Shootout and our ability to sell the rights to a major network will be based on the success, if any, of the first season. We estimate that we could receive from $15 to $25 million for a two-year license with a major network in the United States. We plan to retain the foreign licensing rights. See "Risk Factors" in "Part I.,
Item 2., Management's Discussion and Analysis or Plan of Operation."

     In June 2005, we issued a press release stating that we had received a financing commitment of up to $3,000,000 for the production of The Million
Dollar Shootout that would be available beginning August 1, 2005. We never received a firm commitment for the financing; however, we were and still are, in discussion with private investors for the financing.

     On August 17, 2005, we issued a press release disclosing our operating results for the quarter ended June 30 2005, prior to our independent auditor's completed review of our financial statements for that period. As a result of such review, we have made changes to our financial statements since issuing the press release, which has caused the information in the press release to be inaccurate regarding our assets, liabilities, net loss and general and administrative expenses and the percentage increase in our revenue. In addition, there can be no assurance that we will generate revenue from The Million Dollar Shootout, or, if we do generate such revenue, that we will be debt free and operating in the black by the first quarter of 2006, or anytime thereafter. Also, there can be no assurance that we are better able to raise capital based on our current financial condition or operating results.

Related-Party Transactions
--------------------------

     During the six months ended June 30, 2005, Mike Pagnano, our Chief Executive Officer, received a prepayment of compensation in the amount of $14,428 which we have included on our balance sheet as prepaid officer salary.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit
No.         Description

10.1(1)     Agreement with Paxson Productions, Inc.
10.2(1)     Personal Service Contract with John O'Hurley
10.3*       Consulting Services Agreement with Upwon LLC dated February 10, 2005
10.4*       Executive Employment Agreement with Michael S. Pagnano
10.5*       Consulting Services Agreement with Upwon LLC dated June 4, 2004
10.6*       Consulting Agreement with Donson Brooks for 90,000,000 shares effective April 11, 2005
10.7*       Consulting Agreement with Donson Brooks for 20,000,000 shares effective April 11, 2005
16.1(2)     Letter from Ham, Langston & Brezina, L.L.P. dated June
            27, 2005
31*         Certificate of the Chief Executive Officer and Chief
            Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*         Certificate of the Chief Executive Officer and Chief
            Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as exhibits 10.1 and 10.2, respectively, on Form 8-K on August 10, 2005, and incorporated herein by reference.
(2) Filed as exhibit 16.1 on Form 8-K on June 27, 2005, and incorporated herein by reference.

* Filed Herein.

     b)     REPORTS ON FORM 8-K

     The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed

     (1) Form 8-K filed on June 27, 2005, to report the resignation of our principal independent accountant.
     (2) Form 8-K filed on July 12, 2005, to report the appointment of a new principal independent accountant.

     Subsequent to the quarter for which this report is filed, we filed one report on Form 8-K to report our agreement with Paxson Productions, Inc. to provide exclusive time slots for a reality-based television show that we plan to produce and our agreement with John O'Hurley who will host the show.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE WORLD GOLF LEAGUE, INC.

                                   By: /s/ Michael Pagnano
                                       -------------------------------
                                   Name:  Michael Pagnano
                                   Title: Chief Executive Officer and
                                          Chief Financial Officer
                                   Date:  August 25, 2005