Form 10QSB
period 2005-09-30
WORLD GOLF LEAGUE INC
filed 2005-11-15
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 7, 2005, 1,184,017,014 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

PART I. FINANCIAL INFORMATION



ITEM  1.  FINANCIAL STATEMENTS



                           THE WORLD GOLF LEAGUE, INC.

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004




                           THE WORLD GOLF LEAGUE, INC.
                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

Unaudited  Condensed  Consolidated Financial  Statements:

  Unaudited  Condensed  Consolidated Balance  Sheet  as  of
    September 30,  2005  and December  31,  2004                          F-3

  Unaudited  Condensed  Consolidated Statement  of  Operations for the
    Three months and nine months ended September 30,  2005  and  2004     F-4

  Unaudited  Condensed  Consolidated Statement  of  Stockholders'
    Equity (Deficit) for the nine months  ended  September 30, 2005       F-5

  Unaudited  Condensed  Consolidated Statement of Cash  Flows for the
    Nine months  ended September 30, 2005 and 2004                        F-6

Selected Notes to Unaudited Condensed Consolidated Financial Statements   F-7


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                      SEPTMEBER 30, 2005 AND DECEMBER 31, 2004


                                                            SEPTEMBER 30,   DECEMBER  31,
                                                                2005            2004
ASSETS                                                      (UNAUDITED)        (NOTE)
---------------                                            -------------   --------------
Current assets:
  Cash and cash equivalents                              $        54,839  $        15,373
  Accounts receivable                                                 94                -
  Deferred consulting expense                                    292,333                -
  Deferred membership expense                                          -          200,000
  Advance to repurchase stock                                     25,000                -
                                                           -------------  ---------------

    Total current assets                                         372,266          215,373

Capitalized TV costs                                             164,875                -
Property and equipment, net                                       15,064           16,457
Other assets                                                       1,875           13,776
                                                           -------------  ---------------

      Total assets                                       $       554,080  $       245,606
                                                           =============  ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                       $        74,591  $        52,546
  Accrued liabilities                                             65,797          174,663
  Notes payable to prize winners                                 281,081          279,674
  Deferred membership fee revenue                                      -          230,727
  Convertible debenture                                          162,006          213,000
                                                           -------------  ---------------

    Total current liabilities                                    583,475          950,610
                                                           -------------  ---------------

  Accrued expenses to be settled with stock                       20,000                -

    Total liabilities                                            603,475          950,610
                                                           -------------  ---------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                       1,000            1,000
  Common stock; $0.001 par value; 2,500,000,000 shares
    authorized; 1,118,381,616 and 491,454,304 shares issued
    at September 30, 2005 and December 31, 2004 respectively;
    and 1,115,804,799 and 488,877,487 outstanding at
    September 30, 2005 and
    December 31, 2004, respectively                            1,118,381          491,454
  Additional paid-in capital                                  13,957,718       12,446,556
  Unissued common stock                                           61,139           23,111
  Treasury stock, at cost, 2,576,817 shares                     (162,018)        (162,018)
  Accumulated deficit                                        (15,025,615)     (13,505,107)
                                                           -------------- ---------------

    Total stockholders' equity (deficit)                         (49,395)        (705,004)
                                                           -------------- ---------------

    Total liabilities and stockholders' equity (deficit) $     554,080  $         245,606
                                                           ============== ===============


Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                             THE WORLD GOLF LEAGUE, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                      THREE  MONTHS  ENDED           NINE  MONTHS  ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,

                                        2005           2004             2005           2004
                                   -------------  -------------    -------------  -----------

Membership fee revenue             $      99,196  $       1,410    $     523,948  $    49,601

                                   -------------  -------------    -------------  -----------

  Total revenue                           99,196          1,410          523,948       49,601

Operating, general and adminis-
  trative expenses                       464,608        563,352        2,091,142    2,673,244
License fee reimbursement expense                        20,000                        20,000
                                   -------------  -------------    -------------  -----------

  Net operating loss                    (365,412)      (581,942)      (1,567,194)  (2,643,643)

Other income (expense):
  Interest expense                        (6,940)        (6,619)         (21,175)     (13,996)
  Other income                             3,131              -           67,861            -
                                   -------------  -------------    -------------  -----------

    Net (loss)                     $    (369,221) $    (588,561)   $  (1,520,508) $(2,657,639)
                                   =============  =============    =============  ===========


Weighted average shares
  outstanding                        954,829,153    435,189,970      706,425,710  416,679,720
                                   =============  =============    =============  ===========

Earnings (loss) per share (basic)  $       (0.00) $       (0.00)   $       (0.00) $     (0.01)
                                   =============  =============    =============  ===========






                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                          THE WORLD GOLF LEAGUE, INC.
                  UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                                           TOTAL
                                                                                                                           STOCK-
                           PREFERRED  STOCK     COMMON  STOCK          ADDITIONAL    UNISSUED                             HOLDERS'
                           ----------------     -------------          PAID-IN       COMMON    TREASUREY   ACCUMULATED     EQUITY
                           SHARES   AMOUNT    SHARES       AMOUNT      CAPITAL       STOCK       STOCK      (DEFICIT)     (DEFICIT)
                           ------   ------    ------       ------     ---------    --------    --------    ----------    ----------
Balance as of December
  31, 2004              1,000,000  $ 1,000  491,454,304   $491,454  $12,446,556   $  23,111   $(162,018)  $(13,505,107)  $ (705,004)

Common stock issued for
  services                      -       -   270,729,149    270,729    1,194,813      45,028           -              -    1,510,570

Issuance of unissued common
  Stock                         -       -     7,000,000      7,000            -      (7,000)          -              -            -

Common stock issued for
  Conversion of debentures
  And exercise of warrants      -       -   353,702,805    353,703      311,844           -           -              -      665,547

Cancellation of common          -       -    (4,504,642)    (4,505)       4,505           -           -              -            -
  stock

Net loss                        -       -            -           -            -           -           -     (1,520,508)  (1,520,508)
                           ------   ------  -----------   --------  -----------   ---------   ---------   ------------   ----------

Balance as of September
  30, 2005              1,000,000  $ 1,000  1,118,381,616 $1,118,381 $13,957,718  $6  1,139   $(162,018)  $(15,025,615)  $  (49,395)
                        =========   ======= ============= ========== ===========  =========   =========   ============   ==========




                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                          THE WORLD GOLF LEAGUE, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                          NINE  MONTHS  ENDED
                                                             SEPTEMBER  30,
                                                       ------------------------
                                                           2005         2004
                                                       -----------   ----------

Cash flows from operating activities:
  Net (loss)                                           $(1,520,508) $(2,657,639)
  Adjustment to reconcile net (loss) to net
    cash used in operating activities                      945,333    2,170,804
                                                       -----------   ----------

      Net cash (used in) operating activities             (575,175)    (486,835)
                                                       -----------   ----------
Cash flows from investing activities:
  Purchase of fixed assets                                  (1,319)           -
                                                       -----------   ----------

      Net cash (used in) investing activities               (1,319)           -
                                                       -----------   ----------


Cash flows from financing activities:
  Proceeds from exercise of stock warrants                 614,553      125,000
  Increase in notes payable to prize winners                 1,407            -
  Capital contributed by stockholders                            -      110,000
  Purchase of treasury stock                                     -      (92,895)
  Proceeds from issuance of common stock                         -       40,000
  Proceeds from issuance of convertible debentures               -      250,000
                                                       -----------    ---------

      Net cash provided by financing activities            615,960      432,105
                                                       -----------    ---------

Net increase(decrease) in cash and cash equivalents         39,466      (54,730)

Cash and cash equivalents, beginning of period              15,373       69,957
                                                       -----------    ---------

Cash and cash equivalents, end of period               $    54,839   $   15,227
                                                       ===========    =========


Supplemental disclosure of cash flow information:

Cash paid for interest                                      10,298            -
                                                       ===========    =========

Conversion of convertible debentures to common stock        50,994            -
                                                       ===========    =========



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

                          THE WORLD GOLF LEAGUE, INC.
       SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. (the "Company") is based in Longwood, Florida. The Company changed its business plan and is currently producing The WGL Million Dollar Shootout, a reality based television series where 5 teams of 4 players each will compete for $1,000,000. The Company used to market a "Play for Pay" concept, whereby amateur golfers were to compete in various golf tournaments for an opportunity to win actual prize money. The Company marketed this concept through wholesale distribution channels in the United States. The Company's wholesale distributor will continue to provide the Company's brochures through the end of 2005 to retail clients to be used as promotional materials; however, the Company will not hold any golf tournaments for members acquired through this distribution channel unless its at the direction of, and fully paid for by, the retail clients. The wholesale distributor will discontinue these activities at the beginning of 2006. Beginning in February 2005, the Company stopped marketing services at retail and holding golf tournaments for members that it acquired through direct retail channels. The Company plans to produce sports and other home entertainment content for television going forward.


     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     FINANCIAL STATEMENTS
     --------------------

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005, and
     (c) cash flows for the nine month periods ended September 30, 2005 and 2004, have been made.

     The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year.

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

     Film costs are capitalized and carried as an asset. Such costs are amortized using the individual-film-forecast method, whereby periodic amortization is determined by multiplying the balance in unamortized film costs by the ratio that current period revenue bears to estimated remaining total revenue. Participation costs are accrued using the same method. Publicity, promotion, and marketing costs are charged against income as incurred.

                                    Continued
                                       F-7

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

     LOSS  PER  SHARE
     ----------------

     Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the remaining convertible debentures and warrants were converted in the same manner as those converted during the quarter ended September 30, 2005, and using the treasury method, there would be no affect of anti-dilution based upon the market price at September 30, 2005.

     STOCK  BASED  COMPENSATION
     --------------------------

     The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". During the reporting periods presented, there were no stock issued for compensation under these provisions, therefore no proforma presentation is required.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As of and during the three months ended September 30, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results which raises substantial doubt about our ability to continue as a going concern. We have developed specific current and long-term plans to address our viability as a going concern such as the recapitalization transaction effective April 14, 2003, and our attempts to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital. There can be no assurance that we will have the ability to implement our business plan and ultimately attain profitability. Our long- term viability as a going concern is dependent upon three key factors, as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term.

          -   Our  ability  to  control  costs  and  expand  revenues.

          - Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

                                    Continued
                                       F-8

                           THE WORLD GOLF LEAGUE, INC.
       SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     As of and during the nine months ended September 30, 2005, the Company experienced negative financial results as follows:

       Cash  flows  from  operations                    $   (575,175)

       Net  loss                                        $ (1,520,508)

       Working  capital                                 $   (211,209)

       Accumulated  deficit                             $(15,025,615)

       Stockholders'  deficit                           $    (49,395)


3.   DEFERRED CONSULTING EXPENSE
     ---------------------------

     Deferred consulting expense includes $83,333 for the unamortized portion of the value of the services that the Company receives from Upwon and $209,000 for the unamortized portion of the value of the services that we receive from business consultants. These amounts are being amortized over the terms of the agreements.


4.   ADVANCE TO REPURCHASE STOCK
     ---------------------------

     The Company is in the process of acquiring an aggregate of 614,602 shares of its common stock from two shareholders for an aggregate of $25,000. The common stock had not been returned to the Company as of September 30, 2005. There is no formal agreement associated with this; thus, the $25,000 is recorded as an advance.

5.   CAPITALIZED TV COSTS AND REVENUE RECOGNITION
     --------------------------------------------

     The Company has capitalized all costs related to television production in accordance with AICPA Statement of Position ("SOP") 00-2 and has netted liabilities with prepaid amounts. The Company expects the television show to begin airing in January 2006 and will recognize costs as advertising and licensing revenue are realized according to SOP 00-2.



6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Financial Results, Liquidity and Management's Plan

     The Company has incurred net losses for the nine months ended September 30, 2005 and 2004 of $1,520,508 and $2,657,639 respectively.
     Despite its negative cash flows from operations of $575,175 and $486,835 for the nine months ended September 30 2005 and 2004, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding since inception.

     No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Consulting Agreements
     ---------------------

     Effective April 11, 2005, the Company entered into two consulting agreements with Donson Brooks to provide strategic and knowledge management consulting services in exchange for $220,000 in common stock.

     The Company has agreements with professional golfers and celebrities/spokespeople.

     The Company entered into a broadcasting agreement with a television network. Pursuant to the agreement, $68,000 is due on December 1, 2005, $136,000 is due on January 1, 2006, and $34,000 is due on February 1, 2006.


     During the three months ended September 30, 2005, the Company entered into consulting agreements and issued 33,000,000 shares and committed to issue 42,000,000 shares of common stock to various consultants of the Company for services performed or to be performed. Based on the fair market value of the common stock on the date the terms of the agreements were agreed upon, the issuance of these shares resulted in the Company recording consulting expense of $50,000 which is included in the accompanying financial statements as of and for the three months ended September 30, 2005.

     In September 2005, the Company entered into an agreement with Convergence Film & Television, Inc. who is serving as the Company's production partner for The WGL Million Dollar Shootout. Convergence provided the labor and equipment to tape the first season, which was completed during October 2005. Mastering and delivery are scheduled for the end of December 2005. The amount due upon completion is $224,000.

     Legal Proceedings
     -----------------

     On May 20, 2005, a default judgment was entered against the Company in the Supreme Court of The State of New York, County of New York in a suit styled Focus Partners LLC against The World Golf League, Inc. Index No.:
     602687/04. The default judgment was entered in favor of Focus Partners LLC in the amount of $58,938 together with interest at a rate of one and one-half percent (1.5%) per month from April 5, 2004 which totaled $11,917 and costs of $505, or an aggregate of $71,360. The Company received notice from the Circuit Court of the Eighteenth Judicial District, in and for Seminole County, Florida that on May 31, 2005, the judgment was recorded in Seminole County, Florida, the county in which the Company is located. On October 20, 2005, the Company entered into a settlement agreement with Focus Partners in the amount of $40,000, of which $20,000 is payable in four monthly installments of $5,000 beginning in October 2005, and $20,000 is payable in kind by the transfer and delivery of 7,500,000 shares of unrestricted stock of the Company. In the event the sale of the stock does not yield net proceeds totaling $20,000, the Company is obligated to pay the difference between $20,000 and the net proceeds in cash within five business days of notice. Focus Partners has agreed not to seek to enforce the judgment as long as the Company is in compliance with the settlement agreement. If the Company defaults under the settlement agreement and does not cure the default within five days of written notice of such default, the Company will be required to pay the full amount of the judgment, less payments made and net proceeds realized from the sale of the common stock together with interest from May 20, 2005, and Focus Partners will have the right to proceed with enforcement of the judgment.

                                    Continued
                                       F-9

                           THE WORLD GOLF LEAGUE, INC.
       SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   OTHER EVENTS
     ------------

     On  September  29,  2005,  we  formed a wholly-owned Nevada subsidiary, WGL
     Entertainment and transferred to this subsidiary $1,000 of cash and other property consisting of all of the tangible and intangible assets necessary to operate The WGL Million Dollar Shootout.


9.   SUBSEQUENT EVENTS
     -----------------

     On October 1, 2005, the Company entered into a consulting services agreement with Mandalay Sports Action Entertainment, LLC and Ascott Group, Inc. Mandaly's fee is $100,000, payable in five equal monthly installments from October 2005 through February 2006. Ascott's fee is 30,000,000 shares of the Company's common stock, which are required to be registered by the Company on a Form S-8 registration statement. The shares are due and payable upon effectiveness of such registration statement.

     On November 2, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, to increase the authorized shares of the Company's common stock to 2,500,000,000 shares of common stock, reauthorize the par value of $.001 per share, and reauthorize 10,000,000 shares of preferred stock with a par value of $.001 per share.

     On October 13, 2005, the Company entered into a Securities Purchase Agreement with an accredited investor for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of the Company's common stock at an exercise price of $0.0015 per share. In addition, the Company issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to investor as a commitment fee.

     The investor is obligated to provide us with an aggregate of $700,000 as follows:

     -    $250,000 was disbursed on October 13, 2005;

     -    $150,000 was disbursed on October 26, 2005;

     - $100,000 was disbursed on November 4, 2005 after the Company filed a registration statement with the SEC;

     - $150,000 will be disbursed upon the earlier of 45 days after filing the registration statement or the registration statement being declared effective, and

     - $50,000 will be disbursed upon the effectiveness of the registration statement.

     Accordingly, the Company has received a total of $500,000 pursuant to this financial arrangement.

     In October 2005, the Company completed taping seven episodes for the first season of The WGL Million Dollar Shootout, a reality based television series where 22 players will compete for $1,000,000 in a WGL handicapped, winner takes all, event. The series is scheduled to begin airing on PAX television on Monday, January 23, 2006. The Company will be liable for $1,000,000 to the winning team within thirty days after the broadcast of the final episode, which is scheduled to occur in February or March of 2006.

                                    Continued
                                       F-10

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

     In addition, the Exchange Agreement stated that in the event $1,000,000 was not raised by us with the assistance of the Novus shareholders, shareholders of World Golf Florida would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. We have elected not to, but may be required to, issue the shares that we had previously agreed to issue. Michael S. Pagnano, our Chief Executive Officer and a former shareholder of World Golf Florida, had agreed not to receive any additional shares in connection with the previously announced issuance and this would have significantly reduced the number of shares to be issued.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of September 30, 2005 of $281,081 is in default. We plan to repay the notes as our cash flow permits. We have been sued by one of the note holders as set forth under "Part-II, Other Information, Item 1. Legal Proceedings."

PRIOR  BUSINESS  PLAN
---------------------

     We used to market our "Play for Pay" concept through wholesale distribution channels in the U.S. This concept involved average golfers playing for substantial prize money with full handicap. We focused on wholesale distribution of WGL memberships to corporate clients. We entered into a contract with Upwon, LLC to give away brochures containing WGL memberships in connection with purchases of certain consumer electronic brands at major national retail outlets, and to also distribute such brochures within the leisure cruise industry and the professional sports industry. We held a World Championship Tournament in Scottsdale, Arizona in May 2004. We held a National Final in Orlando, Florida, in February 2005, and paid $66,000 in prize money. Members that we acquired through retail channels participated in this National Final. The Company's wholesale distributor will continue to provide the Company's brochures through the end of 2005 to retail clients to be used as promotional materials; however, the Company will not hold any golf tournaments for members acquired through this distribution channel unless it is at the direction of, and fully paid for by, the retail clients. The wholesale distributor will discontinue these activities at the beginning of 2006.

NEW  BUSINESS  PLAN - THE WGL MILLION DOLLAR SHOOTOUT
-----------------------------------------------------

     We recently completed the taping of the first season of our reality based television series entitled "The WGL Million Dollar Shootout." We invited 22 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. Participants were chosen from an online application, however, in the future, we may charge potential participants a small entrance fee to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. The series is scheduled to begin airing on PAX television on Monday, January 23, 2006. We estimate that we need to raise $1,500,000 from debt or equity financing or from sponsors to finish producing the television series, to pay for celebrity participation and to pay the prize money. There can be no assurance that we will be able to raise the additional capital. We intend to retain all rights to the first season; however, some financial sources have expressed an interest in acquiring such rights in exchange for investing in the series.

     In July 2005, we entered into a one-year contract with John O'Hurley, to host the first season of The WGL Million Dollar Shootout. In August 2005, we entered into one-year contracts with Carin Koch, Fred Funk, Bernadette Luse, and Don Donatello. We may use Mr. Funk's name, image and likeness for our overall marketing and promotion of The Million Dollar Shootout and our website during the term of his contract. Ms. Koch, Ms. Luse and Mr. Donatello will be celebrity participants during the first season and we may also use their names, images and likenesses for our overall marketing and promotion and our website. Also in August 2005, we entered into an agreement with Paxson Productions, Inc., a wholly owned subsidiary of Paxson Communications Corporation, to provide seven one-hour time slots (Mondays 7pm to 8pm Eastern and Pacific Time, 6pm to 7pm Central and Mountain Time) for the first season on its over-the-air broadcast television stations and cable and satellite television systems reaching at least 85 million television households in the United States. In September 2005, we entered into a contract with Mark Calcavecchia to participate in the first season. Cristie Kerr will also be a celebrity participant during the first season. North Star Vision, Inc. was serving as the Executive Producer of The WGL Million Dollar Shootout pursuant to a six-month agreement that ended on August 31, 2005.

     In September 2005, we entered into an agreement with Convergence Film & Television, Inc. who is serving as our production partner for The WGL Million Dollar Shootout. Convergence provided the labor and equipment to tape the first Season, which was completed during October 2005. Mastering and delivery are scheduled for the end of December 2005.

     In October 2005, we entered into a five-month contract with Mandalay Sports Action Entertainment, LLC and Ascott Group, Inc. to provide promotion and media relation services for The WGL Million Dollar Shootout. The contract provides that the services may include assistance, consultation, creative, introductions or other similar services in the following areas:

     - Participation in the on-going development and enhancement of our sponsorship model and assistance in the exploitation of our models;
     - Assist us in the marketing of The WGL Million Dollar Shootout in the particular areas of public relations, internet and media promotions and consult in our expenditure of marketing funds;
     - Strategize with us on the secondary media and distribution strategies associated with The WGL Million Dollar Shootout;
     - Facilitation of relationships and alliances designed to improve the visibility and image of The WGL Million Dollar Shootout and our business;
     - Provide introductions and access to various relationships and resources of Mandalay and Ascott, where appropriate, based on our needs and goals; and
     - Make a designee(s) reasonably available for meetings, conference calls, possible travel and other reasonable requests.

Mandaly's fee is $100,000, payable in five monthly installments from October 2005 through February 2006. Ascott's fee is 30,000,000 shares of our common stock, which are required to be registered by us on a Form S-8 registration
statement.  The  shares  are  due  and  payable  upon   effectiveness  of  such
registration statement. We will reimburse Mandalay and Ascott for reasonable expenses. We may negotiate additional compensation or commissions to Mandalay and Ascott for developing certain business opportunities and/or effectuating sales. We, Mandalay or Ascott may terminate the contract on thirty calendar days written notice or upon a material breach.

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

     We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going  Concern
     --------------

     As of and during the three months ended September 30, 2005, we have continued to accumulate payables to our vendors and to the golfers who have won prize money and have experienced negative financial results which raises substantial doubt about our ability to continue as a going concern. We have developed specific current and long-term plans to address our viability as a going concern such as the recapitalization transaction effective April 14, 2003, and our attempts to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital. There can be no assurance that we will have the ability to implement our business plan and ultimately attain profitability. Our long-term viability as a going concern is dependent upon three key factors, as follows:

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

     Film costs are capitalized and carried as an asset. Such costs are amortized using the individual-film-forecast method, whereby periodic amortization is determined by multiplying the balance in unamortized film costs by the ratio that current period revenue bears to estimated remaining total revenue. Participation costs are accrued using the same method. Publicity, promotion, and marketing costs are charged against income as incurred.


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

RESULTS  OF  OPERATIONS

Three  Months ended September 30, 2005 Compared to Three Months Ended
---------------------------------------------------------------------
September 30, 2004
------------------

     We recognized membership fee revenue of $99,196 and $1,410 for the three months ended September 30, 2005 and September 30, 2004, respectively, an increase of $97,786, or 6,935%. Effective in February 2005, we changed our business strategy and began to provide membership applications to a marketing firm who distributed the membership applications to corporate entities who distributed them to their customers. The increase in membership fee revenue was due to the wholesale sales channel, where WGL memberships were distributed by Upwon to be used as marketing promotional tools for its retail clients. We have changed our business plan. We are no longer focused on wholesale distribution of WGL memberships to corporate clients. We are currently focused on producing The WGL Million Dollar Shootout, a reality-based television series which is scheduled to air on PAX television starting in January 2006. We recently completed the taping of the first season of the television series.

     Operating, general and administrative expenses decreased $98,744 (or 18%) to $464,608 for the three months ended September 30, 2005, compared to operating, general and administrative expenses of $563,352 for the three months ended September 30, 2004. The decrease in general and administrative expenses was due to our change in business strategies. Our primary focus was to promote The WGL Million Dollar Shootout reality-based television series.

     We did not have license fee reimbursement expense for the three months ended September 30, 2005, as compared to license fee reimbursement expense of $20,000 for the three months ended September 30, 2004.

     Net operating loss decreased $216,530 (or 37%) to $365,412 for the three months ended September 30, 2005, compared to net operating loss of $581,942 for the three months ended September 30, 2004. The decrease in net operating loss was directly attributable to the increase in membership fee revenue and the decrease in operating, general and administrative expenses.

     Interest expense increased $321 (or 5%) to $6,940 for the three months ended September 30, 2005, compared to interest expense of $6,619 for the three months ended September 30, 2004. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum.

     We had other income of $3,131 for the three months ended September 30, 2005, compared to other income of $0 for the three months ended September 30, 2004.

     Net loss decreased $219,340 (or 37%) to $369,221 for the three months ended September 30, 2005, compared to net loss of $588,561 for the three months ended September 30, 2004. The decrease in net loss was directly attributable to the increase in membership fee revenue, the decrease in operating, general and administrative expenses and the increase in other income.

Nine Months ended September 30, 2005 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2004
------------------

     We recognized membership fee revenue of $523,948 and $49,601 for the nine months ended September 30, 2005 and September 30, 2004, respectively, an increase of $474,347, or 956%. Effective in February 2005, we changed our business strategy and began to provide membership applications to a marketing firm who distributed the membership applications to corporate entities who distributed them to their customers. The increase in membership fee revenue was due to the wholesale sales channel, where WGL memberships were distributed by Upwon to be used as marketing promotional tools for its retail clients. We have changed our business plan. We are no longer focused on wholesale distribution of WGL memberships to corporate clients. We are currently focused on producing The WGL Million Dollar Shootout, a reality-based television series which is scheduled to air on PAX television starting in January 2006. We recently completed the taping of the first season of the television series.

     Operating, general and administrative expenses decreased $582,102 (or 22%) to $2,091,142 for the nine months ended September 30, 2005, compared to operating, general and administrative expenses of $2,673,244 for the nine months ended September 30, 2004. The decrease in operating, general and administrative expenses was due to our change in business strategies. Our primary focus was to promote The WGL Million Dollar Shootout reality-based television series.

     We did not have license fee reimbursement expense for the nine months ended September 30, 2005, as compared to license fee reimbursement expense of $20,000 for the nine months ended September 30, 2004.

     Net operating loss decreased $1,076,449 (or 41%) to $1,567,194 for the nine months ended September 30, 2005, compared to net operating loss of $2,643,643 for the nine months ended September 30, 2004. The decrease in net operating loss was directly attributable to the increase in membership fee revenue and the decrease in operating, general and administrative expenses.

     Interest expense increased $7,179 (or 51%) to $21,175 for the nine months ended September 30, 2005, compared to interest expense of $13,996 for the nine months ended September 30, 2004. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum.

     We had other income of $67,861 for the nine months ended September 30, 2005, compared to other income of $0 for the for the nine months ended September 30, 2004.

     Net loss decreased $1,137,131 (or 43%) to $1,520,508 for the nine months ended September 30, 2005, compared to net loss of $2,657,639 for the nine months ended September 30, 2004. The decrease in net loss was primarily attributable to the increase in membership fee revenue, the decrease in operating, general and administrative expenses and the increase in other income.

     We had an accumulated deficit of $15,025,615 as of September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2005, total current assets were $372,266 consisting of cash and cash equivalents of $54,839, accounts receivable of $94, deferred consulting expense of $292,333 and advance to repurchase stock of $25,000. Deferred consulting expense includes $83,333 for the unamortized portion of the value of the services that we receive from Upwon and $209,000 for the unamortized portion of the value of the services that we receive from business consultants.

     Total current liabilities were $583,475 as of September 30, 2005, consisting of accrued liabilities of $65,797, notes payable to prize winners of $281,081, convertible debenture of $162,006, and accounts payable of $74,591. The notes payable to prize winners is in default and a person filed a lawsuit against us in February 2005 alleging he is one of the prize winners holding such a note in the amount of $22,500.

     We  had  negative   working  capital  of $211,209 as of September 30, 2005.

     Net cash used in operating activities was $575,175 during the nine months ended September 30, 2005, as compared to net cash used in operating activities of $486,835 during the nine months ended September 30, 2004. The change from net cash used in operating activities to net cash provided by operating activities was due to net loss of $1,520,508 that was offset by an adjustment of $945,333.

     Net cash used in investing activities was $1,319 during the nine months ended September 30, 2005, primarily as a result of the purchase of equipment. We did not have any cash flows from investing activities during the nine months ended September 30, 2004.

     Net cash provided by financing activities was $615,960 during the nine months ended September 30, 2005, as compared to $432,105 during the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 consisted of proceeds from the exercise of stock warrants of $614,553 and an increase in notes payable to prize winners of $1,407. The increase in net cash provided by financing activities was primarily attributable to an increase in proceeds from the exercise of stock warrants to $614,553 during the nine months ended September 30, 2005, from $125,000 for the nine months ended September 30, 2004.

     We had an increase in cash and cash equivalents of $39,466 during the nine months ended September 30, 2005.

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

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with DLC Capital Group, LLC ("DLC"), an accredited investor, on October 13, 2005 for the sale of (i) $700,000 in convertible debentures and
(ii) warrants to buy 200,000,000 shares of our common stock. In addition, we issued 22,500,000 shares of restricted stock to DLC as a commitment fee.

     DLC is obligated to provide us with  an  aggregate  of $700,000 as follows:

     -    $250,000 was disbursed on October 13, 2005;

     -    $150,000 was disbursed on October 26, 2005;

     - $100,000 was disbursed upon the filing of the registration statement;

     - $150,000 will be disbursed upon the earlier of 45 days after filing of the registration statement or the registration statement being declared effective; and

     - $50,000 will be disbursed upon the effectiveness of the registration statement.

     Accordingly, we have received a total of $500,000 pursuant to the Securities Purchase Agreement.

     The debentures bear interest at 8%, mature two years from the date of issuance, and are convertible into our common stock, at the holder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures divided by the conversion price. The conversion price for the convertible debentures is the lesser of (i) $0.25; (ii) seventy percent of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) seventy percent of the of the volume weighted average on the trading day prior to conversion. Beginning in the first full calendar month after a registration statement covering the shares underlying the debentures and the warrants is declared effective, the holder is obligated to convert at least 5% of the face value of the convertible debenture per calendar month into shares of our common stock. If the volume weighted average price is below $0.001 on a conversion date, we have the right to prepay the amount of the debenture the holder elects to convert, plus accrued and unpaid interest, at 150% of such amount; however, if we elect to prepay in this situation, the debenture holder has the right to withdraw the notice of conversion. Also, if the volume weighted average price is below $0.001 at any point during a month, the holder is not obligated to convert any portion of the debenture during that month. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. The warrant is exercisable into 200,000,000 shares of common stock at an exercise price of $0.0015 per share.

     The holder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 4.99% for one year from the date of issuance of the convertible debentures and 9.99% at any time of the then issued and outstanding shares of common stock.

     We previously entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate Investors"), an accredited investor, on June 4, 2004 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. Pursuant to a registration statement on Form SB-2 (333-117682) declared effective with the Securities and Exchange Commission (the "SEC" or the "Commission") on August 5, 2004, we registered 62,000,000 shares of common stock underlying the convertible debentures and

2,500,000 shares of common stock underlying the warrants. Pursuant to a registration statement on Form SB-2 (333-122513), as amended, declared effective with the SEC on February 14, 2005, we registered an additional 550,000,000 shares of common stock underlying the convertible debentures.

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

     Golden Gate Investors has contractually committed to convert not less than 5% of the original face value of the debenture monthly beginning the month after the effective date of the first registration statement. Golden Gate Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5% of the warrants per month after the effective date of the registration statements. In the event that Golden Gate Investors breaches the minimum restriction on the debenture and warrant, Golden Gate Investors will not be entitled to collect interest on the debenture for that month. If Golden Gate Investors submits a conversion notice and the volume weighted average price is less then $.012 per share, then we will be entitled to prepay the portion of the debenture that is being converted at 150% of such amount. If we elect to prepay, then Golden Gate Investors may withdraw its conversion notice. We plan to prepay the Golden Gate debenture.

     We believe that we can operate at our current level of liquidity for the next six months based on our current financial situation. We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations. Except as disclosed herein, we do not currently have commitments for capital at this time.

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

     As of September 30, 2005, we had continued to incur losses and had an accumulated deficit of $15,025,615. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations

IF  WE  ARE  UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE
HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $281,081 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We also require $1,500,000 of additional capital to fund our anticipated operations for the next twelve months. There can be no assurance that any new capital will be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. Except as disclosed herein, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. Even if we do receive additional financing, it may not be sufficient to sustain or expand our business operations.

WE HAVE COMMTTMENTS AND CONTINGENCIES RELATED TO OUR CONSULTING AND OTHER AGREEMENTS INCLUDING A POTENTIAL COMMITMENT OF $1,000,000 TO THE WINNING TEAM OF THE FIRST SEASON OF THE WGL MILLION DOLLAR SHOOTOUT, WHICH IF NOT SATISFIED COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     We have entered into contracts and other agreements which will require us to issue shares of our common stock or pay substantial amounts of cash. During the three months ended September 30, 2005, we entered into consulting agreements and issued 33,000,000 shares and committed to issue 42,000,000 shares of common stock to various consultants for services performed or to be performed. In September 2005, we entered into an agreement with Convergence Film & Television, Inc. who is scheduled to deliver a master of the first season of The WGL Million Dollar Shootout at the end of December 2005, at which time $75,000 will be remaining due to Convergence. In October 2005, we entered into a settlement agreement with Focus Partners in the amount of $40,000, of which $20,000 is payable in four monthly installments of $5,000 beginning in October 2005, and $20,000 is payable in kind by the transfer and delivery of 7,500,000 shares of our unrestricted stock. We entered into a broadcasting agreement with a television network pursuant to which $68,000 is due on December 1, 2005, $136,000 is due on January 1, 2006, and $34,000 is due on February 1, 2006.
Pursuant to our agreements with the contestants in the first season of The WGL Million Dollar Shootout, we will be liable for $1,000,000 to the winning team within thirty days after the broadcast of the final episode, which is scheduled to occur in February or March of 2006. There can be no assurance that we will be able to satisfy these commitments and contingencies as they become due. If we are unable to satisfy these commitments and contingencies when they become due, it could have a materially adverse effect on our business and financial condition.

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of September 30, 2005 of $281,081 is in default. As discussed under the heading in "Part II-Other Information, Item 1. Legal Proceedings," one of the winners has sued us regarding his note. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

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

     On August 17, 2005, we issued a press release disclosing our operating results for the quarter ended June 30 2005, prior to our independent auditor's completed review of our financial statements for that period. As a result of such review, we made changes to our financial statements since issuing the press release, which has caused the information in the press release to be inaccurate regarding our assets, liabilities, net loss and general and administrative expenses and the percentage increase in our revenue. The press release also contained forward looking information regarding potential revenues from The WGL Million Dollar Shootout, future liabilities, potential profitability, and prospects about our ability to raise additional capital. There can be no assurance that we will generate revenue from The WGL Million Dollar Shootout, or, if we do generate such revenue, that we will be debt free and operating in the black by the first quarter of 2006, or anytime thereafter. Also, there can be no assurance that we are better able to raise capital based upon our current financial condition or operating results.

Risks  Relating  To  Our  Common  Stock
---------------------------------------

WE MAY HAVE INADVERTENTLY ISSUED MORE SHARES THAN WE ACTUALLY REGISTERED ON FORMS S-8 DURING 2004 AND 2005, AND HAVE OFFERED RESCISSION ON SEVERAL ISSUANCES.

     It has come to our attention that we may have inadvertently issued more shares of our common stock than we actually registered on Forms S-8 during 2004 and 2005, which may be in violation of one or more federal or state securities laws. We have offered rescission to consultants who we believe may have received shares in excess of the amount registered. We offered to pay upon tender of the shares, an amount equal to the value of the consideration given for the common stock subject to the rescission offer plus interest at the applicable statutory rate in the state in which the consultant resides from the date of issuance through the date the rescission offer expires less any income received by the consultant from the common stock; or if the shares of common stock subject to the rescission have been disposed of, the difference between 1) the amount that would be received upon tender of the shares of common stock and 2) the aggregate price received by the consultant upon disposition of the common stock plus the amount of any income received by the consultant from the common stock. We could be liable to the consultants pursuant to the terms of our rescission offer, at law or in equity.

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

Risk  Related  To  Our  Pending and Effective  Registration  Statements
-----------------------------------------------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of November 7, 2005, we had 1,184,017,014 shares of common stock issued and outstanding. We have registered the resale of 612,000,000 shares of common stock for issuance under convertible debentures and the resale of 2,500,000 shares of common stock issuable upon exercise of warrants. In November 2005, we increased our authorized shares of common stock to 2,500,000,000 to satisfy our obligations under a second convertible debenture and warrant financing arrangement that we entered into in October 2005. We are in the process of registering 1,022,500,000 shares of common stock to satisfy our obligations under the second financing arrangement. However, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. When registered, all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

     The convertible debentures are convertible by Golden Gate and DLC into shares of our common stock at a 20% and 30% discount, respectively, to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden Gate and DLC could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden Gate and DLC may not convert the convertible debentures and/or exercise the warrants if such conversion or exercise would cause Golden Gate or DLC to own more than 4.9% of our outstanding common stock (or, in DLC's case, 9.99% of our outstanding common stock at any time after the first year of the date of our agreement with DLC), these restrictions do not prevent Golden Gate or DLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we registered 62,000,000 shares and an additional 550,000,000 shares (or an aggregate of 612,000,000 shares) to cover the conversion of the convertible debentures. We are in the process of registering 800,000,000 shares to cover the conversion of the convertible under our financing arrangement with DLC. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, AND YOU COULD LOSE YOUR ENTIRE INVESTMENT IN THE COMPANY.

     In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate prepaying the full amount of the convertible debentures, together with accrued interest, in accordance with the terms of the convertible debentures. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and you could lose your entire investment in the Company. Any such action would require us to curtail or cease operations.

WE CANNOT FILE A FORM S-8 REGISTRATION STATEMENT WHILE WE ARE IN THE "QUIET PERIOD" TO SATISFY OUR OBLIGATIONS UNDER CONSULTING AGREEMENTS AND A SETTLEMENT AGREEMENT, WHICH COULD EXPOSE US TO LAWSUITS OR OTHER LEGAL ACTION.

     We are currently in the so-called "quiet period" and we cannot file a Form S-8 registration statement for unrestricted shares that we are obligated to issue to our consultants for their services and to Focus Partners LLC in settlement of a $71,360 default judgment against us. If we are unable to satisfy our obligations to our consultants, they could file a lawsuit against us. If we default on the settlement agreement with Focus Partners LLC, they could enforce the default judgment against us. If we are sued or the default judgment is enforced against us, it will have a material adverse effect on our liquidity and financial condition.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to timely identify, correct and disclose information required to be included in our SEC reports due to our limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented in this report are correct.

     Changes in internal control over financial reporting. There were significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of September 30, 2005 of $281,081 is in default. We plan to repay the notes as our cash flow permits. One of the winners has filed a lawsuit against us, as discussed below.

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

     On May 20, 2005, a default judgment was entered against us in the Supreme Court of The State of New York, County of New York in a suit styled Focus Partners LLC against The World Golf League, Inc. Index No.: 602687/04. The default judgment was entered in favor of Focus Partners LLC in the amount of $58,938 together with interest at a rate of one and one-half percent (1.5%) per month from April 5, 2004 which totaled $11,917 and costs of $505, or an aggregate of $71,360. We received notice from the Circuit Court of the Eighteenth Judicial District, in and for Seminole County, Florida that on May 31, 2005, the judgment was recorded in Seminole County, Florida, the county in which we are located. On October 20, 2005, we entered into a settlement agreement with Focus Partners in the amount of $40,000, of which $20,000 is payable in four monthly installments of $5,000 beginning in October 2005, and $20,000 is payable in kind by the transfer and delivery of 7,500,000 shares of our unrestricted stock. In the event that sales of the stock do not yield net proceeds totaling $20,000, we are obligated to pay the difference between $20,000 and the net proceeds in cash within five business days of notice. Focus Partners has agreed not to enforce the judgment as long as we are in compliance with the settlement agreement. If we default under the settlement agreement and do not cure the default within five days of written notice of such default, we will be required to pay the full amount of the judgment, less payments made and net proceeds realized from the sale of the common stock together with interest from May 20, 2005, and Focus Partners will have the right to proceed with enforcement of the judgment.

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

ITEM 2.     CHANGES IN SECURITIES

     As of September 30, 2005, We were in the process of acquiring an aggregate of 614,602 shares of our common stock from two shareholders for an aggregate of $25,000. The common stock had not been returned to the Company as of September 30, 2005. There is no formal agreement associated with this; thus, the $25,000 was recorded as an advance. The shares were returned and canceled in October 2005.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     Notes payable that were issued to the winners of our 2001 World Golf League National Tournament, which bear interest at 5% per annum, became due on September 16, 2004, and have not been paid as of the filing of this report. Pursuant to the terms of the notes, we are in default for non-payment of an aggregate principal amount of $281,081. As discussed in "Item 1. Legal Proceedings," one of the winners has filed a lawsuit against us regarding his note.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On November 1, 2005, we held an annual meeting. Michael S. Pagnano and King
D. Simmons were re-elected as directors at the meeting. We do not have any other directors. We filed a Form 8-K on November 7, 2005 and in "Item 8.01 Other Events" we provided a brief description of each matter voted upon at the Annual meeting, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, and included a separate tabulation with respect to each nominee for directorship.

ITEM  5.     OTHER  INFORMATION.

     On September 29, 2005, we formed a wholly-owned Nevada subsidiary, WGL Entertainment, Inc. and transferred to this subsidiary $1,000 of cash and other property consisting of all of the tangible and intangible assets necessary to operate The WGL Million Dollar Shootout.

     On October 13, 2005, we entered into a Securities Purchase Agreement with DLC, for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of our common stock at an exercise price of $0.0015 per share. In addition, we issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to DLC as a commitment fee.

     DLC is  obligated  to  provide us with an aggregate of $700,000 as follows:

     -    $250,000 was disbursed on October 13, 2005;
     -    $150,000 was disbursed on October 26, 2005;
     - $100,000 was disbursed on November 4, 2005 after we files a registration statement with the SEC;
     - $150,000 will be disbursed upon the earlier of 45 days after filing the registration statement or the registration statement being declared effective, and
     - $50,000 will be disbursed upon the effectiveness of the registration statement.

Accordingly, we have received a total of $500,000 pursuant to this financial arrangement.

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

     In October 2005, we completed taping seven episodes for the first season of The WGL Million Dollar Shootout. The series is scheduled to begin airing on PAX television on Monday, January 23, 2006. We will be liable for $1,000,000 to the winning team within thirty days after the broadcast of the final episode, which is scheduled to occur in February or March of 2006.

     On November 2, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, to increase the authorized shares of the Company's common stock to 2,500,000,000 shares of common stock, reauthorize the par value of $.001 per share, and reauthorize 10,000,000 shares of preferred stock with a par value of $.001 per share.

Related-Party Transactions
--------------------------

     In August 2005, the Board of Directors, via unanimous written consent to action without a meeting, approved a bonus of $25,000 to Michael S. Pagnano, effective September 1, 2005, and a bonus of $25,000 to him effective December 1, 2005 for his services as our Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

Exhibit No.    Description

3.1 Certificate of Amendment to the Certificate of Incorporation, increasing the authorized shares of common stock to 2,500,000,000, filed with the Delaware Secretary of State on November 2, 2005, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

3.2            By-laws   of   the  Registrant,  as  amended,   incorporated   by
               reference to the Registrant's Current Report on Form 8-K filed with the Commission on September 14, 2005.

4.1 Securities Purchase Agreement dated October 13, 2005 entered between the Company and DLC Capital Group, LLC, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

4.2 Convertible Debenture dated October 13, 2005 entered between the Company and DLC Capital Group, LLC, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

4.3 Warrant to Purchase Common Stock dated October 13, 2005 issued to DLC Capital Group, LLC, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

4.4 Registration Rights Agreement dated October 13, 2005 entered between the Company and DLC Capital Group, LLC, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

4.5 Amendment to Securities Purchase Agreement, Convertible Debenture, Warrant and Registration Rights Agreement, dated October 27, 2005 entered between the Company and DLC Capital Group, LLC, incorporated by reference to the Registrant's Form SB-2 filed with the Commission on November 3, 2005.

5.1            Sichenzia   Ross  Friedman   Ference  LLP  Opinion  and  Consent,
               incorporated   by  reference  to the Registrant's Form SB-2 filed
               with the Commission on November 3, 2005.

23.1           Consent   of   Ham,   Langston   &   Brezina,   LLP,  Independent
               Auditors,  incorporated   by  reference  to the Registrant's Form
               SB-2 filed with the Commission on November 3, 2005.

23.2           Consent of legal counsel (see Exhibit 5.1)

31             Certificate   of  the   Chief   Executive   Officer   and   Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein).

32             Certificate   of   the   Chief   Executive   Officer   and  Chief
               Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

     b)     REPORTS ON FORM 8-K

     We filed the following reports on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K filed on July 12, 2005, to report the appointment of a new principal independent accountant.
     (2) Form 8-K filed on August 10, 2005, to report an agreement entered into with Paxson Productions, Inc., a subsidiary of Paxson Communications Corporation, to broadcast The WGL Million Dollar Shootout, a reality-based television program that we are producing.
     (3) Form 8-K filed on September 14, 2005, to report an amendment to our Bylaws which changed the number of holders of our outstanding stock required to constitute a quorum from "a majority" to "one-third."

     We have filed the following report on Form 8-K after the quarter for which this report is filed:

     (4) Form 8-K filed on November 7, 2005, to report a Securities Purchase Agreement that we entered into with DLC Capital Group, LLC, an amendment to our certificate of incorporation, as amended, to increase our authorized shares of common stock and the voting results of our 2005 annual meeting of stockholders.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE WORLD GOLF LEAGUE, INC.

DATED: November 14, 2005                    By: /s/ Michael Pagnano
                                             ------------------------
                                             Michael Pagnano
                                             Chief Executive Officer and
                                             Chief Financial Officer