Form 10KSB
period 2005-12-31
WORLD GOLF LEAGUE INC
filed 2006-04-21
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended December 31, 2005

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

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $553,948.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity as of April 4, 2006, was approximately $2,292,642.

At April 4, 2006, there were approximately 2,366,594,293 shares of the Issuer's common stock outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                         3

ITEM 2.     DESCRIPTION OF PROPERTY                                        14

ITEM 3.     LEGAL PROCEEDINGS                                              14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       15

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      19

ITEM 7.     FINANCIAL STATEMENTS                                           38

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.                      39

ITEM 8A.    CONTROLS AND PROCEDURES.                                       40

ITEM 8B.    OTHER INFORMATION.                                             41

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
              OF THE EXCHANGE ACT.                                         42

ITEM 10.    EXECUTIVE COMPENSATION.                                        44

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                46

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 47

ITEM 13.    EXHIBITS                                                       48

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                        51

SIGNATURES                                                                 52

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

CORPORATE  HISTORY  AND  DEVELOPMENT

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

     On April 14, 2003, more than 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"). In connection with this transaction, we issued a total of 120,000,000 shares of our common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name from Novus Laboratories, Inc. to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

     In connection with the Exchange Agreement, Novus shareholders agreed to assist us in raising a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. We and the Novus shareholders amended the terms of the Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the Novus shareholders would be delivered to us in lieu of canceling the shares. Through December 31, 2005, this arrangement resulted in us receiving an aggregate of $376,203, of which a significant portion was paid to the Florida Attorney General as discussed below.

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

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of December 31, 2005 of $283,081 is in default. We plan to repay the notes as our cash flow permits.

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

     On October 13, 2005, we entered into a Securities Purchase Agreement, as amended, with DLC Capital Group, LLC ("DLC") for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of our common stock at an exercise price of $0.0015 per share. In addition, we issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to DLC as a commitment fee. We and DLC also entered into a Registration Rights Agreement pursuant to which we agreed to register the resale of the common stock issued or issuable upon conversion of the debenture and/or exercise of the warrants. Pursuant to the Securities Purchase Agreement, DLC was obligated to provide use with an aggregate of $700,000 as follows:

     -    $250,000 was disbursed on October 13, 2005;
     -    $150,000 was disbursed on October 26, 2005;
     - $100,000 was disbursed on November 4, 2005 after we filed a registration statement with the Securities and Exchange Commission (the "SEC"); and
     - $200,000 was disbursed in November 2005, after the effectiveness of our registration statement.

     Accordingly, we have received all $700,000 of the funding in connection with the Securities Purchase Agreement.

     In the event that we are prohibited from issuing common stock, or fails to timely deliver common stock, or upon the occurrence of an event of default under the debenture, then at DLC's election, We must pay DLC 150% of the amount of the debenture together with accrued but unpaid interest ("Mandatory Redemption"). If we are delayed in the delivery of the common stock upon the conversion of the debenture or the payment upon Mandatory Redemption, we have agreed to pay late payments to DLC in the amount of $100 per business day for each $10,000 of debenture principal amount being converted or redeemed.

     Pursuant to the Securities Purchase Agreement, DLC has contractually agreed not to engage in short sales of our common stock, or sell put options or similar instruments with respect to our common stock so long as the debenture is outstanding. DLC is entitled to a right of first refusal prior to us incurring any additional debt through third party financing to enable DLC to either match the terms of the other financing or add additional principal to the debenture. If DLC does not exercise this right of first refusal, DLC has the right to demand repayment of one hundred fifty percent (150%) of the outstanding principal and accrued interest on the debenture as a pre-condition to us closing the third party debt financing. So long as the debenture is outstanding, we have agreed, to the fullest extent allowable under our previous debt financing with Golden Gate Investors, Inc. (as described above) , to prepay that portion of the previous debt financing that Golden Gate Investors elects to convert.

Convertible Debenture
---------------------

     On October 13, 2005, we issued a convertible debenture to DLC in the aggregate principal amount of $700,000. The debenture bears interest at a rate of eight percent (8%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed, which interest is due and payable monthly in arrears on the 15th day of each month the debenture is outstanding.

     The debenture is payable on October 12, 2007. The interest on the debenture is payable in cash or, at the option of DLC, in shares of our common stock. We cannot prepay the debenture unless we obtain the written consent of DLC; however, pursuant to the Securities Purchase Agreement, we may, at any time, redeem for cash all or any part of the debenture and any accrued interest at a price equal to one hundred fifty percent (150%) of the then outstanding amount of principal and accrued interest.

     The debenture may be converted at any time at DLC's option, either in whole or in part, into shares of our common stock; however, DLC has contractually agreed to restrict its ability to convert its debenture or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our issued and outstanding common stock, for a period of one year from the date of issuance of the convertible debentures and 9.99% at any time thereafter.

     DLC may request conversion of any interest on the debenture in lieu of a payment of interest in cash. At the time of conversion, we must pay DLC in cash any accrued and unpaid interest on the debenture being converted which, at the option of DLC, has not been included in the conversion. The number of shares of common stock into which the debenture or interest may be converted is equal to the dollar amount of the debenture or interest being converted divided by the applicable conversion price.

For purposes of the debenture, the "conversion price" is the lesser of (i) $0.25; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion;

or (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion. If any portion of the principal or interest on the debenture is not paid within ten (10) days of date it is due, then, as a late payment penalty, the percentages in (i) and (ii), above, will decrease by one percentage point for all conversions of the debenture thereafter. DLC has agreed that it will convert at least five percent (5%) of the face value of the debenture into shares of common stock each month. If DLC converts more than five percent (5%) of the debenture in any calendar month, the excess conversion amount will be credited against the next month's minimum conversion amount. If DLC converts less than five percent (5%) of the debenture in any month, DLC will not be entitled to collect interest on the debenture for that month if we give DLC written notice, at least five business days prior to the end of the month of DLC's failure to convert the minimum required amount of common stock for that month.

     If at any time during any calendar month (iii) above falls below $0.001, DLC will not be obligated to convert any portion of the debenture during that month. If DLC elects to convert on a day that the volume weighted average price is less then $0.001 per share, then We will have the right to prepay the amount that is being converted, plus any accrued and unpaid interest, at 150% of such amount; however, if we elect to prepay in this situation, DLC has the right to withdraw the notice of conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.

     If an event of default occurs under the debenture and is continuing, then and in every such case DLC may, by a notice in writing to us, rescind any outstanding request for conversion and declare that all amounts owing or otherwise outstanding under the debenture are immediately due and payable in cash at a price of one hundred fifty percent (150%) of the principal amount of the debenture, together with all accrued and unpaid interest thereon to the date of payment.

Warrant to Purchase Common Stock
--------------------------------

     On October 13, 2005, the Registrant granted warrants to DLC to purchase 200,000,000 shares of the Registrant's common stock. The exercise price of the warrants was $0.0015 per share. The warrants are exercisable until October 12, 2008, three years from the date of issuance.

Registration Rights Agreement
-----------------------------

     On October 13, 2005, we entered into a Registration Rights Agreement with DLC. Pursuant to the Registration Rights Agreement, we were required to prepare and file a registration statement with the SEC within thirty days of October 13, 2005, to register the shares issuable upon conversion of the debenture and exercise of the warrants, which Registration Statement was filed on November 3, 2005. The Registration Statement was declared effective with the SEC in November 2005. The initial registration statement covered 1,022,500,000 shares of common stock. Pursuant to the Registration Rights Agreement, we are obligated to file an additional registration statement with the SEC in the event the market price of our common stock declines to a price per share the result of which we cannot satisfy our conversion obligations to DLC. The additional registration statement will register such additional number of shares of common stock, as reasonably determined by DLC, as would be issuable upon conversion of the debenture in addition to those previously registered. We are also required to use our best efforts to register and qualify such securities under the securities laws of such jurisdictions as DLC may reasonably request; provided however, that we are not required to qualify to do business or to file a general consent to service of process in any such jurisdiction.

                    ----------------------------------------

     On November 2, 2005, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State, to increase the authorized shares of the Company's common stock to 2,500,000,000 shares of common stock, reauthorize the par value of $.001 per share, and reauthorize 10,000,000 shares of preferred stock with a par value of $.001 per share.

     Additionally, pursuant to the Certificate of Amendment, the board of directors of the Company was granted the power to authorize by resolution, duly adopted from time to time, the issuance of any or all of the preferred stock in any number of classes or series within such classes and to set all terms of such preferred stock of any class or series, including, without limitation, its powers, preferences, rights, privileges, qualifications, restrictions and/or limitations. The powers, preference, rights, privileges, qualifications, restrictions and limitations of each class or series of the preferred stock, if any, may differ from those of any and all other classes or other series at any time outstanding. Any shares of any one series of preferred stock shall be identical in all respects with all other shares of such series, except that shares of any one series issued at different times may differ as to the dates from which dividends thereof shall be cumulative.

     The Certificate of Amendment was authorized by the Company's board of directors and duly adopted by the affirmative vote of a majority of the shareholders entitled to vote at the Company's annual meeting which took place on November 1, 2005, in accordance with Delaware law.

                               SUBSEQUENT  EVENTS
                           ---------------------------

     On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.19.

     On March 29, 2006, we entered into a term sheet with DLC, which provided for DLC to purchase $400,000 in convertible debentures from us and warrants to purchase 700,000,0000 shares of our common stock at $0.004 per share. The convertible debenture will be convertible into our common stock at the lesser of
(i) $0.15 per share; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion; or (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion; or (iv) seventy percent (70%) of the closed closing bid price to DLC's election to convert. Pursuant to the payment schedule of the debenture, we received $20,000 upon our entry into the term sheet, which amount was paid to Mandalay Entertainment in connection with the final payment on the Mandalay contract, as described above; we received $75,000 on April 7, 2006, which amount we have paid to Convergence File &
Television, Inc., our production partner in connection with the filming of The WGL Million Dollar Shootout; we will receive $50,000 upon filing this 10-KSB, $55,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture and $200,000 upon the effectiveness date of such Form SB-2. The debenture shall bear interest at the Wall Street Journal Prime Rate plus 2% until paid or converted into shares of our common stock.

     The warrants shall be exercisable for shares of our common stock at $0.004 per share, and shall expire three years from their date of issuance. We agreed to issue DLC 40,000,000 shares of common stock with "piggy back" registration rights, which shares have not been issued to date, issuable upon execution of a definitive agreement between the parties.

     Pursuant to the term sheet, we agreed to enter into final documents within fifteen (15) business days from the date the term sheet was entered into, which final documents have not been entered into to date. Additionally, we agreed to register the shares convertible into common stock in connection with the debenture and exercisable into shares of common stock in connection with the warrants on a Form SB-2 Registration Statement, to be filed within thirty (30) days of the execution date of final documents, and to have such Registration Statement declared effective within one hundred and twenty days of the execution date of final documents.

BUSINESS  OPERATIONS

     Prior to January 2005, we marketed our "Play for Pay" concept through individual memberships in our golf tournaments and prior to December 2005, we marketed our "Play for Pay" concept through wholesale membership distribution channels in the U.S. This concept involved average golfers playing for substantial prize money with full handicap. Throughout 2005, we focused on wholesale distribution of WGL memberships to corporate clients, which provided such corporate clients with a license to require us to host a golf tournament on their behalf, at their sole expense, for one year from the date the memberships were granted. We entered into a contract with Upwon, LLC to give away brochures containing WGL memberships in connection with purchases of certain consumer electronic brands at major national retail outlets, and to also distribute such brochures within the leisure cruise industry and the professional sports industry.

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

     Prior participants in our World Golf events have included National Football League Hall of Famers Lawrence Taylor and Rickey Jackson, National Hockey League Hall of Famer Phil Esposito, and pro golfer Fulton Allem.

     During 2005, we changed our business focus from that of the "Play for Pay" and championship events to production of golf and sports/entertainment content for television and other media outlets through our wholly owned subsidiary WGL Entertainment, Inc. ("WGL Entertainment").

THE  WGL  MILLION  DOLLAR  SHOOTOUT  REALITY  TELEVISION  EVENT

     We recently completed the filming of the first season of our reality based television series entitled "The WGL Million Dollar Shootout." We invited 22 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. Participants were chosen from an online application; however, in the future, we may charge potential participants a small entrance fee to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. This first competition was held at the Reunion Resort & Club in Orlando, Florida.

     The competition began when 22 players competed in a skills challenge that was judged by team captains and PGA Star Fred Funk, LPGA rookie Bernadette Luse and the Big Break's Don Donatello. Team captains then drafted four player teams, and two players were eliminated. The teams began play the next day playing a scramble format for points based on the number of strokes per hole and the players handicap. At the end of the day, each team captain eliminated a player. The next day three players competed on each team, and at the end of the day, the team captains eliminated another player from each team and the team with the lowest point total was eliminated. The next day's semi final round was continued with 4 two-player teams. At the end of the round, the two teams with the highest point total moved on to the final round and were joined by the previously eliminated players to play for the Million Dollars as a 4-player team. The WGL Million Dollar Shootout completed filming in October, 2005, and post production was finished in March 2006.

     In July 2005, we entered into a one-year contract with John O'Hurley, to host the first season of The WGL Million Dollar Shootout. In August 2005, we entered into one-year contracts with Carin Koch, Fred Funk, Bernadette Luse, and Don Donatello. We may use Mr. Funk's name, image and likeness for our overall marketing and promotion of The WGL Million Dollar Shootout and our website during the term of his contract. Ms. Koch, Ms. Luse and Mr. Donatello will be celebrity participants during the first season and we may also use their names, images and likenesses for our overall marketing and promotion and our website.

     Also in August 2005, we entered into an agreement with Paxson Productions, Inc., a wholly owned subsidiary of Paxson Communications Corporation, to provide seven one-hour time slots for the airing of The WGL Million Dollar Shootout, which contract was later cancelled pursuant to the Settlement and Release Agreement described below.

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

     In September 2005, we entered into an agreement with Convergence Film & Television, Inc. who served as our production partner for The WGL Million Dollar Shootout. Convergence provided the labor and equipment to tape the first Season, which was completed during October 2005.

     In October 2005, we entered into a five-month contract with Mandalay Sports Action Entertainment, LLC ("Mandalay") and Ascott Group, Inc. to provide promotion and media relation services for The WGL Million Dollar Shootout, which contract has been completed to date. Mandalay's fee was $100,000, payable in five monthly installments from October 2005 through February 2006, which fee has been paid to date. Ascott's fee is 30,000,000 shares of our common stock, which shares have been issued to Ascott to date.

     On January 6, 2006, we and Paxson Productions, Inc. d/b/a Paxson Entertainment ("Paxson") entered into a Settlement and Release Agreement regarding a broadcasting agreement which we had entered into for Paxson to broadcast The WGL Million Dollar Shootout, a reality-based television show being produced by a subsidiary of the Registrant (described below in greater detail under "Business Operations").

     In connection with the Settlement and Release Agreement, we and Paxson agreed to the following: Paxson shall retain $59,500 in license fees that we had already paid to Paxson and Paxson shall have no obligation to broadcast The WGL Million Dollar Shootout television program as originally contemplated under the broadcasting agreement. Additionally, we agreed to pay Paxon $65,000 pursuant to the Settlement and Release Agreement. We and Paxson (subject to the express conditions precedent) each agreed to release each other from any and all actions, causes of action, suits, liabilities, obligations, agreements, losses, attorney's fees, expenses, costs, damages and/or demands whatsoever, whether at law or in equity, that each ever had, or may have had, known or unknown, against the other relating in any way to the broadcasting agreement, including without limitation any communication, representations, or warranties coinciding with that agreement.

     The first three episodes of The WGL Million Dollar Shootout are currently being reviewed by several networks. We hope to have a network contract to broadcast The WGL Million Dollar Shootout by May 2006. We are also considering shopping The WGL Million Dollar Shootout to certain international markets as well as possibly the domestic syndication market. However, as of the date of this filing, we do not have any distribution deals in place regarding The WGL Million Dollar Shootout.

OTHER  PLANS  FOR  REALITY  TELEVISION  SERIES

     We are currently in the planning stages of producing two other golf related reality series, the "Golf/Poker Invitational" ("GPI") and "Hot Day's & Hot Nights" ("HDHN") which we hope to produce and film in 2006 and 2007, through WGL Entertainment. GPI is expected to be co-produced with Mandalay Sports Action Entertainment ("MSAE") and is planned to consist of eight professional golfers and eight professional poker players who will compete as teams for a large cash purse. Half of the points will be awarded on the golf course and half at the poker tables. We believe that GPI will combine two of the most popular gaming activities in the world and create tremendous entertainment value for the viewing audience.

     HDHN is planned to be a television based reality series which will include four popular and single women from the LPGA tour, who will be teamed up with three bachelors each. We hope for HDHN to be something like the LPGA meets "The Bachelor." Teams will compete during the day on one of Las Vegas's golf courses and party at night in the hottest nightspots in Vegas. A large cash prize will be awarded to the winning team who accumulates the most points from both the golf and party activities. We believe that HDHN will be compelling entertainment for a vast demographic of viewers.

COMPETITION

     We believe that currently we are the only producers who have capitalized on the popularity of golf and created television content that is enjoyable to both golfers and non-golfers. While there are hundreds of production firms that could move into this niche market, which firms have substantially more experience and resources than we have, the three products we intend to produce and continue to produce are registered with the Writers Guild of America and therefore belong solely to the creators, WGL Entertainment (the "Million Dollar Shootout" and "HDHN"), and WGL Entertainment MSAE ("GPI").

MARKETING  AND  DISTRIBUTION

     During 2005, we entered into a Marketing and Distribution Agreement with MSAE, a wholly owned business of Mandalay Entertainment, one of the largest entertainment companies in Hollywood, California. Pursuant to the Marketing and Distribution Agreement, MSAE will represent the MDSO for network placement as well as international distribution.

     We also have agency agreements with several television syndicaters and distributors. The payment to such distributors pursuant to the agency agreements are based on a percentage of revenue and success fees. The agency agreements provide from between 15% and 20% of the monies produced by the syndicaters and distributors to be paid as fees in connection with the agency agreements.

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

Additionally, on August 10, 2005, we filed an application with the United States Patent and Trademark office to obtain a registered trademark for "WGL MILLION DOLLAR SHOOTOUT," which trademark (Serial Number 78689658) has not been registered to date.

EMPLOYEES

     We currently have two employees, which are both employed on a full-time basis. Additionally, we use several outsourced support services. These include advertising, graphics design, printing, public relations, web-site development, accounting and legal services. We plan to add additional employees during 2006, as may be necessary based on the growth of our entertainment and production operations. None of our employees are covered by collective bargaining agreements.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located in approximately 1,500 square feet of office space in Longwood, Florida. We pay $2,018 per month for this office space pursuant to a verbal month to month lease. We believe that our existing facilities are adequate for our current use.

ITEM  3.  LEGAL  PROCEEDINGS

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of December 31, 2005 of $283,081 is in default. We plan to repay the notes as our cash flow permits.

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

     In April 2005, we filed a motion to dismiss Mr. Bertsch's case, which motion was denied by the court. On October 21, 2005, Mr. Bertsch obtained a default judgment against us, which damages hearing was set for November 28, 2005. At such damages hearing, Mr. Bertsch was awarded a judgment of $22,500 against us, which judgment remains outstanding to date.

     On May 20, 2005, a default judgment was entered against the Company in the Supreme Court of The State of New York, County of New York in a suit styled Focus Partners LLC against The World Golf League, Inc. Index No.: 602687/04. The default judgment was entered in favor of Focus Partners LLC ("Focus") in the amount of $58,938 together with interest at a rate of one and one-half percent (1.5%) per month from April 5, 2004 which totaled $11,917 and costs of $505, or an aggregate of $71,360. The Company received notice from the Circuit Court of the Eighteenth Judicial District, in and for Seminole County, Florida that on
May 31, 2005, the judgment was recorded in Seminole County, Florida, the county in which the Company is located. On October 20, 2005, the Company entered into a settlement agreement with Focus Partners in the amount of $40,000, with $20,000 payable in cash and $20,000 payable in kind by the transfer and delivery of 7,500,000 shares of unrestricted stock of the Company, which shares of common stock were issued to Focus in December 2005. We agreed that in the event the sale of the stock did not yield net proceeds totaling $20,000, we would pay Focus the difference between $20,000 and the net proceeds in cash within five business days of notice, which difference totaled $9,600, and has been paid to Focus to date.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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


2005                       HIGH BID   LOW BID
                           --------   -------
     December 31, 2005      $0.0027   $0.0013
     September 30, 2005     $0.0210   $0.0016
     June 30, 2005          $0.0320   $0.0003
     March 31, 2005         $0.0150   $0.0011

2004                       HIGH BID   LOW BID
                           --------    ------
     December 31, 2004      $0.0170   $0.0045
     September 30, 2004     $0.0220   $0.0088
     June 30, 2004          $0.0390   $0.0150
     March 31, 2004         $0.2900   $0.0155

     As of April 4, 2006, the Company had 2,366,594,293 shares of common stock outstanding held by approximately 136 shareholders of record and 1,000,000 shares of preferred stock outstanding. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

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

EQUITY  COMPENSATION  PLAN

    EQUITY  COMPENSATION  PLAN  INFORMATION

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                               Number of securities remaining available
                             Number of securities to be  Weighted-average      for future issuance under equity
                             issued upon exercise of     exercise price of     compensation plans (excluding  securities
                             outstanding  options,       outstanding options,  to be issued upon exercise of outstanding
Plan Category                warrants and rights         warrants and rights   options, warrants and rights)
2004 Stock Incentive Plan(1)       --                            --                          --(2)

(1) Approved by shareholders voting an aggregate of 398,139,134 shares, or 50.05%, of the shares eligible to vote on shareholder matters, by a written consent to action without a meeting signed by a majority of the Company's shareholders between January 19, 2005 and February 2, 2005.

(2) Throughout 2005 and the first quarter of 2006, all 150,000,000 shares which were registered pursuant to the Company's 2004 Stock Incentive Plan were issued to various consultants.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     We have issued the following securities under the Securities Act of 1933 (the "Act" or the "Securities Act") during the fourth quarter of the year ended December 31, 2005:

     In October 2005, we acquired 614,602 shares of our common stock from two shareholders for aggregate consideration of $25,000, which shares were subsequently cancelled.

     On October 13, 2005, we entered into a Securities Purchase Agreement with DLC, an accredited investor, for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of the Registrant's common stock at an exercise price of $0.0015 per share. In addition, we issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to DLC as a commitment fee. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 restricted shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.19. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

PREFERRED STOCK

     We are authorized to issue 10,000,000 shares of preferred stock, $.001 par value per share. As of April 4, 2006, there were 1,000,000 shares of Series A non-convertible, redeemable preferred stock issued and outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the board of directors. The board of directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Delaware.

SERIES A PREFERRED STOCK

     During the year ended December 31, 2003, our Board of Directors established a series of 1,000,000 redeemable, non-convertible shares of Series A preferred stock, $0.001 par value per share, that have voting rights equal to 300 votes per share of preferred stock and ranks senior to the common stockholders with respect to the winding up, liquidation or dissolution of the Company. The 1,000,000 shares of Series A preferred stock were issued to Michael Pagnano, our Chief Executive Officer, as compensation for his services. We have the option to redeem the preferred stock for an aggregate of $50,000 at any time.

WARRANTS

     In connection with a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate") in June 2004, Golden Gate was issued 2,500,000 warrants to purchase shares of common stock. The warrants are exercisable until three years from the date of issuance at a purchase price of $1.00 per share. Of the 2,500,000 warrants originally issued to Golden Gate, approximately 1,410,000 warrants remain as of the filing.

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with DLC Capital Group, LLC ("DLC") on October 13, 2005, for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of our common stock at an exercise price of $0.0015 per share. In addition, we issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to DLC as a commitment fee. We and DLC also entered into a Registration Rights Agreement pursuant to which we agreed to register the resale of the common stock issued or issuable upon conversion of the debenture and/or exercise of the warrants. The debenture and the warrants are described in greater detail above under "Corporate History and Development."


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

Plan  of  Operations:

     During the 2006 fiscal year we hope to enter into distribution contracts and/or distribution contracts for the broadcasting of our previously produced reality television series, The WGL Million Dollar Shootout. However, at the time of this filing we do not have a broadcast partner in the U.S. market or International markets. We are in discussions with several possible broadcast partners in both the U.S. and International markets. Additionally, per the participant contract, the $1,000,000 prize money is not due until thirty days after the final episode airs. We plan on paying the prize money from license fees received. However, if sufficient fees are not offered, the Company may choose not to air The WGL Million Dollar Shootout and will have no further obligations to pay the prize money. Additionally, we plan to produce two new television series during 2006, which may include the tentatively titled series, "Golf/Poker Invitational" ("GPI") and /or " Hot Day's & Hot Night's" ("HDHN"), which we hope to produce and film in 2006 and 2007, through WGL Entertainment., our wholly owned subsidiary.

     GPI is a series which is planned to consist of eight professional golfers and eight professional poker players who will compete as teams for a large cash purse. Half of the points will be awarded on the golf course and half at the poker tables. We believe that GPI will combine two of the most popular gaming activities in the world and create tremendous entertainment value for the viewing audience.

     HDHN is planned to be a television based reality series which will include four popular and single women from the LPGA tour, who will be teamed up with three bachelors each. We hope for HDHN to be something like the LPGA meets "The Bachelor." Teams will compete during the day on one of Las Vegas's golf courses and party at night in the hottest nightspots in Vegas. A large cash prize will be awarded to the winning team who accumulates the most points from both the golf and party activities. We believe that HDHN will be compelling entertainment for a vast demographic of viewers.

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

     Revenue in connection with The WGL Million Dollar Shootout, any all other television shows we may choose to produce in the future, will be recognized when licensing fees are paid to the Company.

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

RESULTS  OF  OPERATION

Fiscal Year Ended December 31, 2005 Compared To Fiscal Year Ended December 31, 2004

      We had revenues of $553,948 for the year ended December 31, 2005, which consisted solely of membership fee revenue, compared to revenues of $144,915 for the year ended December 31, 2004, which consisted solely of membership fee revenue, an increase of $389,033 or 268% from the prior period. The increase in membership fee revenue was mainly due to increased membership fees in connection with our prior "Play for Pay" business concept, sold on a wholesale basis to corporations. These licenses require us to manage a golf tournament hosted by and paid by a corporation at their sole expense. As of the filing of this report, no holder of the memberships have contacted us about hosting a tournament. As of approximately January 2005, we moved from the individual "Play for Pay" concept, and as of December 2005, we moved away from the wholesale "Play for Pay" concept, as of the filing of this report, we are solely focused on the development and production of golf themed reality television shows.

     We had total operating, general and administrative expenses ("Expenses") of $2,952,272 for the year ended December 31, 2005, compared to total Expenses of $2,758,437 for the year ended December 31, 2004, an increase in expenses of $193,835 or 7% from the prior period. Expenses for the year ended December 31, 2005, included certain expenses in connection with the production, filming and post-production of The WGL Million Dollar Shootout.

     We had $-0- of license fee reimbursement expenses for the year ended December 31, 2005, compared to $75,000 of license fee reimbursement expenses for the year ended December 31, 2004, which was due to the repurchase of three licenses with third parties whereby the licensee had the right to develop and manage our marketing concept in an exclusive territory. We have now repurchased all of the licenses which were sold prior to the change from our "Play for Pay" model of operations to our current operations focused on reality television filming and production.

     We had loss from operations of $2,398,324 for the year ended December 31, 2005, compared to loss from operations of $2,688,522 for the year ended December 31, 2004. The decrease in loss from operations was due mainly to the increase in membership fee revenue received during the year ended December 31, 2005.

     We had other expense of $621,776 for the year ended December 31, 2005, which included interest expense of $739,457 in connection with our outstanding convertible debentures with Golden Gate and DLC, and gain on derivative liability of $117,681 in connection with the amortization of gain associated with our outstanding convertible debt, compared to other expense of $397,114 for the year ended December 31, 2004, which included interest expense of $546,518 in connection with the convertible debt, and $149,404 of gain on derivative liability in connection with the amortization gain associated with our outstanding convertible debt.

     We had a net loss of $3,020,100 for the year ended December 31, 2005, compared to a net loss of $3,085,636 for the year ended December 31, 2004, a decrease in net loss of $65,536 or 2.1% from the prior period. The decrease in net loss was mainly caused by the 268% increase in membership fee revenue for the year ended December 31, 2005, compared to the year ended December 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had total assets of $696,000 as of December 31, 2005, which included total current assets of $37,500 and total long-term assets of $658,700. Total current assets consisted of cash and cash equivalents of $-0-; and advance to repurchase stock of $37,500 in connection with the repurchase of treasury shares. Total long-term assets as of December 31, 2005, consisted of property and equipment (net of accumulated depreciation of $13,278) of $14,476; capitalized production cost of $642,349; and other assets of $1,875.

     We had total liabilities of $2,355,518 as of December 31, 2005, which consisted solely of current liabilities. Total liabilities as of December 31, 2005, included accounts payable of $125,694; accrued liabilities of $81,205, which included accrued interest of $39,789, accrued payroll of $7,364, legal settlement of $10,750, payroll taxes of $11,000 and credit card payments of $22,000; advance from related party of $20,000; bank overdraft of $10,738; notes payable to prize winners of $281,081, in connection with amounts owed to prize winners of the 2001 World Golf League National Tournament, the notes bear interest at 5% per annum, and were due in September 2004, and are currently in default; convertible debenture (net of discount of $618,456) of $199,456; and convertible debenture derivative liability of $1,637,344 in connection with our outstanding convertible debenture with Golden Gate and DLC, as described above.

     We had negative net working capital of $2,318,018 and an accumulated deficit of $16,649,054 as of December 31, 2005.

     We had $709,304 in net cash used in operating activities for the year ended December 31, 2005, which was mainly attributable to $3,020,100 of net loss, offset by $1,690,853 of common stock issued for services, which included the value of approximately 374,798,412 shares issued to consultants during the year ended December 31, 2005, and $604,841 of interest associated with creation of derivative liability.

     We had $643,668 of net cash used in investing activities for the year ended December 31, 2005, which included $1,319 in purchase of fixed assets and $642,349 of increase in film production costs.

     We had $1,337,599 of net cash provided by financing activities for the year ended December 31, 2005, which included $748,780 of proceeds from issuance of common stock; $604,912 of proceeds from issuance of convertible debenture; $20,000 of proceeds from issuance of payable to stockholder; $1,407 of increase in notes payable to prize winners; offset by $37,500 of advance to purchase treasury stock.

     Our ability to continue as a going concern is dependent upon several factors. These factors include our ability to generate sufficient cash flows to meet our obligations on a timely basis;
     -    obtain additional financing or refinancing as may be required;
     -    aggressively control costs; and
     -    achieve profitability and positive cash flows.

     We believe that we can continue our operations for approximately six (6) months if no additional funding is raised due to the amounts which DLC has committed to fund us, subsequent to the filing of this report in connection with the term sheet described below. We anticipate the need for approximately $1,600,000 to maintain our operations for the next twelve (12) months and complete the initial stages of development on our two planned reality television series as described above. There can be no assurance that the money we will require will be available; if available, will be on favorable terms; or that such anticipated funding will be sufficient to complete the planned series and/or for us to maintain our business operations.

     We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations including the planned production of our new reality television series and /or the distribution of our completed television series, The WGL Million Dollar Shootout. We do not currently have commitments for capital at this time, other than the term sheet with DLC, described in greater detail below.

GOLDEN  GATE  INVESTORS,  INC.  FUNDING
---------------------------------------

     To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Golden Gate Investors, Inc., on June 4, 2004 for the sale of (i) $250,000 in convertible debentures and (ii) warrants to buy 2,500,000 shares of our common stock. Pursuant to a registration statement declared effective with the SEC on August 5, 2004, we registered 62,000,000 shares of common stock underlying the convertible debentures and 2,500,000 shares of common stock underlying the warrants. Pursuant to an amended registration statement on Form SB-2, which was declared effective with the SEC on February 14, 2005, we registered an additional 550,000,000 shares of common stock underlying the convertible debentures.

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

     Golden Gate Investors has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by Golden Gate Investors and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock. As of December 31, 2005 Golden Gate had converted approximately $90,494 of the convertible debenture into approximately 411,490,741 shares of our common stock, leaving $159,506 of the Golden Gate convertible debenture outstanding as of December 31, 2005, which note is due and payable on June 4, 2006. Additionally, as of December 31, 2005, Golden Gate had paid us approximately $897,439 in connection with the exercise of their warrants, and been issued approximately 897,439 shares of our common stock. As of December 31, 2005, Golden Gate had approximately 1,602,561 unexercised warrants remaining.


DLC  CAPITAL  GROUP,  LLC  FUNDING
----------------------------------

     On October 13, 2005, we entered into a Securities Purchase Agreement, as amended, with DLC Capital Group, LLC ("DLC") for the sale of (i) $700,000 in convertible debentures and (ii) warrants to buy 200,000,000 shares of our common stock at an exercise price of $0.0015 per share, which warrants expire in November 2008. In addition, we issued 22,500,000 shares of restricted common stock with "piggy-back" registration rights to DLC as a commitment fee. We and DLC also entered into a Registration Rights Agreement pursuant to which we agreed to register the resale of the common stock issued or issuable upon conversion of the debenture and/or exercise of the warrants. Pursuant to the Securities Purchase Agreement, DLC was obligated to provide use with an aggregate of $700,000 as follows:

     -    $250,000 was disbursed on October 13, 2005;
     -    $150,000 was disbursed on October 26, 2005;
     - $100,000 was disbursed on November 4, 2005 after we filed a registration statement with the Securities and Exchange Commission (the "SEC"); and
     -    $200,000 was disbursed in November 2005.

     Accordingly, we have received all $700,000 of the funding in connection with the Securities Purchase Agreement.

     In the event that we are prohibited from issuing common stock, or fail to timely deliver common stock, or upon the occurrence of an event of default under the debenture, then at DLC's election, we must pay DLC 150% of the amount of the debenture together with accrued but unpaid interest ("Mandatory Redemption"). If we are delayed in the delivery of the common stock upon the conversion of the debenture or the payment upon Mandatory Redemption, we have agreed to pay late payments to DLC in the amount of $100 per business day for each $10,000 of debenture principal amount being converted or redeemed.

     Pursuant to the Securities Purchase Agreement, DLC has contractually agreed not to engage in short sales of our common stock, or sell put options or similar instruments with respect to our common stock so long as the debenture is outstanding. DLC is entitled to a right of first refusal prior to us incurring any additional debt through third party financing to enable DLC to either match the terms of the other financing or add additional principal to the debenture. If DLC does not exercise this right of first refusal, DLC has the right to demand repayment of one hundred fifty percent (150%) of the outstanding principal and accrued interest on the debenture as a pre-condition to us closing the third party debt financing. So long as the debenture is outstanding, we have agreed, to the fullest extent allowable under our previous debt financing with Golden Gate Investors, Inc. (as described above), to prepay that portion of the previous debt financing that Golden Gate Investors elects to convert.

Convertible Debenture
---------------------

     On October 13, 2005, we issued a convertible debenture to DLC in the aggregate principal amount of $700,000. The debenture bears interest at a rate of eight percent (8%) per annum, calculated on the basis of a 360-day year for the actual number of days elapsed, which interest is due and payable monthly in arrears on the 15th day of each month the debenture is outstanding.

     The debenture is payable on October 12, 2007. The interest on the debenture is payable in cash or, at the option of DLC, in shares of our common stock. We cannot prepay the debenture unless we obtain the written consent of DLC; however, pursuant to the Securities Purchase Agreement, we may, at any time, redeem for cash all or any part of the debenture and any accrued interest at a price equal to one hundred fifty percent (150%) of the then outstanding amount of principal and accrued interest.

     The debenture may be converted at any time at DLC's option, either in whole or in part, into shares of our common stock; however, DLC has contractually agreed to restrict its ability to convert its debenture or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our issued and outstanding common stock, for a period of one year from the date of issuance of the convertible debentures and 9.99% at any time thereafter.

     DLC may request conversion of any interest on the debenture in lieu of a payment of interest in cash. At the time of conversion, we must pay DLC in cash any accrued and unpaid interest on the debenture being converted which, at the option of DLC, has not been included in the conversion. The number of shares of common stock into which the debenture or interest may be converted is equal to the dollar amount of the debenture or interest being converted divided by the applicable conversion price.

     For purposes of the debenture, the "conversion price" is the lesser of (i) $0.25; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion; or (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion. If any portion of the principal or interest on the debenture is not paid within ten (10) days of date it is due, then, as a late payment penalty, the percentages in (i) and (ii), above, will decrease by one percentage point for all conversions of the debenture thereafter. DLC has agreed that it will convert at least five percent (5%) of the face value of the debenture into shares of common stock each month. If DLC converts more than five percent (5%) of the debenture in any calendar month, the excess conversion amount will be credited against the next month's minimum conversion amount. If DLC converts less than five percent (5%) of the debenture in any month, DLC will not be entitled to collect interest on the debenture for that month if we give DLC written notice, at least five business days prior to the end of the month of DLC's failure to convert the minimum required amount of common stock for that month.

     If at any time during any calendar month (iii) above falls below $0.001, DLC will not be obligated to convert any portion of the debenture during that month. If DLC elects to convert on a day that the volume weighted average price is less then $0.001 per share, then we will have the right to prepay the amount that is being converted, plus any accrued and unpaid interest, at 150% of such amount; however, if we elect to prepay in this situation, DLC has the right to withdraw the notice of conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.

     If an event of default occurs under the debenture and is continuing, then and in every such case DLC may, by a notice in writing to us, rescind any outstanding request for conversion and declare that all amounts owing or otherwise outstanding under the debenture are immediately due and payable in cash at a price of one hundred fifty percent (150%) of the principal amount of the debenture, together with all accrued and unpaid interest thereon to the date of payment.

     As of December 31, 2005, DLC had converted approximately $49,106 of the convertible debenture into approximately 40,000,062 shares of our common stock, leaving $650,894 of the DLC convertible debenture outstanding as of December 31, 2005, which debenture is due and payable on October 13, 2007. DLC had not exercised any of its 500,000,000 warrants as of December 31, 2005.

NEW  DLC  FUNDING
-----------------

     On March 29, 2006, we entered into a term sheet with DLC, which provided for DLC to purchase $400,000 in convertible debentures from us and warrants to purchase 700,000,0000 shares of our common stock at $0.004 per share. The convertible debenture will be convertible into our common stock at the lesser of
(i) $0.15 per share; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion; (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion; or (iv) seventy percent (70%) of the closing bid price prior to DLC's election to convert, which amount shall never be lower than $0.001 per share. Pursuant to the payment schedule of the debenture, we received $20,000 upon our entry into the term sheet, which amount was paid to Mandalay Entertainment in connection with final payment of the Mandalay contract, as described above; $75,000 on April 7, 2006, which amount was immediately paid to a production partner; we will receive $50,000 upon filing this 10-KSB; $55,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture; and $200,000 upon the effectiveness date of such Form SB-2. The debenture shall bear interest at the Wall Street Journal Prime Rate plus 2% until paid.

     The warrants shall be exercisable for shares of our common stock at $0.004 per share, and shall expire three years from their date of issuance. As a commitment fee in connection with the funding, we agreed to issue DLC 40,000,000 shares of common stock with "piggy back" registration rights, which shares have not been issued to date.

     Pursuant to the term sheet, we agreed to enter into final documents within fifteen (15) business days from the date the term sheet was entered into, which final documents have not been entered into to date. Additionally, we agreed to register the shares convertible into common stock in connection with the debenture and exercisable into shares of common stock in connection with the warrants on a Form SB-2 Registration Statement, to be filed within thirty (30) days of the execution date of final documents, and to have such Registration Statement declared effective within one hundred and twenty days of the execution date of final documents.

                                  RISK FACTORS
                             ---------------------


                         Risks Relating To Our Business
                       ----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

     We had a net loss of $3,020,100 for the year ended December 31, 2005 compared to a net loss of $3,085,636 for the fiscal year ended December 31, 2004. We had negative working capital of $2,318,018; an accumulated deficit of $16,649,054; and a bank overdraft of $10,378 as of December 31, 2005. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with DLC. In the event that we cannot obtain additional financing or our financing arrangement with DLC is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

WE OWE $1,000,000 TO THE WINNING TEAM OF THE FIRST SEASON OF THE WGL MILLION DOLLAR SHOOTOUT, WHICH IF NOT SATISFIED COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

     Pursuant to our agreements with the contestants in the first season of The WGL Million Dollar Shootout, we will be liable for $1,000,000 to the winning team within thirty days after the broadcast of the final episode. While we do not currently have any distribution agreements in place and/or a scheduled date of when such final episode will air, we do not have the $1,000,000 of cash on hand to pay such prize money, if such final episode was to air. We hope to pay this amount through licensing and advertising fees paid to us in connection with The WGL Million Dollar Shootout, however, there can be no assurance that we will be able to obtain the money to pay such prize money when due. If we are unable to pay the prize money when due, it could have a materially adverse effect on our business and financial condition. Additionally, if we are unable to pay the prize money to the winners of the WGL Million Dollar Shootout, our reputation could be adversely effected, which could make it harder for us to produce television shows in the future, and could ultimately lead to our common stock becoming worthless.

IF  WE  ARE  UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE
HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $283,081 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We anticipate the need for approximately $1,600,000 of additional capital in order to continue our business operations, implement our business plan and complete the filming and production of our two planned reality television shows. Without this additional capital, the Company believes that it cannot operate at its current level of liquidity for more than approximately six (6) months. The Company is taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

WE MAY NOT BE ABLE TO SECURE A NETWORK CONTRACT FOR THE WGL MILLION DOLLAR SHOOTOUT.

     We have produced The WGL Million Dollar Shootout, a reality-based television show, during 2005 and the first quarter of 2006. We have not obtained a network contract to broadcast the show. Our lack of experience producing television shows could prevent us from being successful in this new business venture. In the event that we cannot obtain a network contract to broadcast the show or obtain adequate funds from debt or equity financing or from sponsorship, will have a material adverse effect on our financial condition, liquidity and results of operations. As a result, we may be forced to curtail or abandon our business plan and our common stock may become devalued and/or worthless.

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of December 31, 2004 of $283,081 is in default. As discussed under the heading "Subsequent Events" in "Item 3. Legal Proceedings," a person has sued us alleging that they are one of the winners of the 2001 World Golf League National Tournament holding one of the notes which is in default in the amount of $22,500, and such individual has obtained a default judgment against us in the amount of $22,500. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

     In their report dated April 15, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses, a negative working capital position and a stockholders' deficit position as of December 31, 2005. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

WE MAY HAVE INADVERTENTLY ISSUED MORE SHARES THAN WE ACTUALLY REGISTERED ON FORMS S-8 DURING 2004 AND 2005, AND HAVE OFFERED RESCISSION ON SEVERAL
ISSUANCES. ADDITIONALLY, WE MAY HAVE ISSUED S-8 REGISTERED SHARES DURING 2005 AND 2006, WHICH SHARES MAY NOT HAVE BEEN ELIGIBLE TO BE ISSUED AS FREE TRADING PURSUANT TO FORM S-8.

     It has come to our attention that we may have inadvertently issued more shares of our common stock than we actually registered on Forms S-8 during 2004 and 2005, which issuances may have been in violation of one or more federal or state securities laws. We have offered rescission to consultants who we believe may have received shares in excess of the amount registered. We offered to pay upon tender of the shares, an amount equal to the value of the consideration given for the common stock subject to the rescission offer plus interest at the applicable statutory rate in the state in which the consultant resides from the date of issuance through the date the rescission offer expires less any income received by the consultant from the common stock; or if the shares of common stock subject to the rescission have been disposed of, the difference between 1) the amount that would be received upon tender of the shares of common stock and
2) the aggregate price received by the consultant upon disposition of the common stock plus the amount of any income received by the consultant from the common stock. While all of the consultants who were offered rescission rejected such rescission, we could still be found to be liable to the consultants pursuant to the terms of our rescission offer, at law or in equity.

     Additionally, we may have issued shares of common stock to certain individuals and entities during 2005 and 2006, which shares were registered pursuant to Form S-8, which issuances may not have been eligible for registration on Form S-8, and which issuances may therefore be in violation of one or more federal or state securities laws. We have not offered any of these shareholders rescission and we may therefore be liable to such shareholders in an amount equal to i) the value of the consideration given for such shares plus interest at the applicable statutory rate in the state in which the shareholder resides from the date of issuance of the shares less any income received by the shareholders from the shares; or ii) if the shares have been disposed of, the difference between 1) the amount that such shareholder would receive pursuant to
(i) above and 2) the aggregate price received by the shareholder upon disposition of the shares plus the amount of any income received by the shareholder from the shares. As of the filing of this report, we do not have any plans to offer rescission to the shareholders who may have received Form S-8 registered shares, which may have not been eligible for registration pursuant to Form S-8.

                       Risks Relating To Our Common Stock
                     --------------------------------------

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

IF WE ARE LATE TWO MORE TIMES IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC IN THE NEXT TWENTY-FOUR (24) MONTHS, WE WILL BE DE-LISTED FROM THE OVER-THE -COUNTER BULLETIN BOARD.

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we are late in filing this Form 10-KSB, if we are late in our periodic filings two times in the next twenty-four month period and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

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

WE CURRENTLY ONLY HAVE A LIMITED NUMBER OF AUTHORIZED BUT UNISSUED SHARES, WHICH MAY CAUSE US TO FACE PENALTIES IN CONNECTION WITH OUR INABILITY TO CONVERT OUR CONVERTIBLE DEBENTURES INTO COMMON STOCK AT THE OPTION OF THE DEBENTURE HOLDERS AND/OR TO ISSUE SHARES OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF OUR OUTSTANDING OPTIONS.

     As of April 4, 2006, we had 2,366,594,293 shares of common stock issued and outstanding out of a total of 2,500,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 74,945,174 shares of our common stock. As a result, we may not have a sufficient number of authorized but unissued shares to allow for the conversion of our outstanding convertible debentures by Golden Gate and DLC and/or the exercise by Golden Gate and/or DLC of their outstanding warrants. As a result, we may face penalties in connection with such conversions and/or exercises and/or force us to repay such convertible debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future, which shareholder approval we may not be able to obtain. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the debenture holders to convert their debentures into shares of common stock and/or to allow them to exercise their warrants. These penalties and/or the requirement that we repay the debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of April 4, 2006, we had 2,366,594,293 shares of common stock issued and outstanding. We have registered the resale of approximately 1,412,000,000 shares of common stock for issuance under convertible debentures. However, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

     The convertible debentures are convertible by Golden Gate and DLC into shares of our common stock at a 20% and 30% discount, respectively, to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of our common stock. Golden Gate and DLC could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have registered 1,412,000,000 to cover the conversion of the convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

     In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 in convertible debentures. The convertible debentures are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition any event of default could require the early repayment of the convertible debentures at a price equal to 150% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM  7.  FINANCIAL  STATEMENTS

THE WORLD GOLF LEAGUE, INC.
TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2005 and 2004               F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2005 and 2004                                               F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for
    the years ended  December 31, 2005 and 2004                              F-5

  Consolidated Statements of Cash Flows for the years
    ended December 31, 2005 and 2004                                         F-6

  Summary of Significant Accounting Policies and Notes
    to Consolidated Financial  Statements                                    F-7



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders of The World Golf League, Inc.

We have audited the accompanying consolidated balance sheet of The World Golf League, Inc. (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The World Golf League, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the financial statements, errors related to the presentation of derivative liabilities and convertible debt were discovered by management in 2005. Accordingly, adjustments have been made as of and for the year ended December 31, 2004 to correct the error.


Houston, Texas
Malone & Bailey, PC
Malone-bailey.com
April 15, 2006

HAM,
LANGSTON &
BREZINA, L.L.P.
Certified Public Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders of The World Golf League, Inc.

We have audited the accompanying consolidated balance sheet of The World Golf League, Inc. (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The World Golf League, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
April 14, 2005


                           THE WORLD GOLF LEAGUE, INC.
                                 BALANCE SHEETS
                           December 31, 2005 AND 2004


                                                                                       2004
     ASSETS                                                          2005           (Restated)
---------------                                                 -------------      -------------
Current assets
  Cash and cash equivalents                                     $                  $      15,373
  Deferred membership expense                                                            200,000
  Advance to repurchase stock                                          37,500
                                                                -------------      -------------

    Total current assets                                               37,500            215,373

Property and equipment, net of accumulated
 Depreciation of $13,278 and $9,978, respectively                      14,476             16,457
Capitalized Film Production Cost                                      642,349
Other assets                                                            1,875             13,776
                                                                -------------      -------------
      Total assets                                              $     696,200      $     245,606
                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
  Accounts payable                                              $     125,694      $      52,546
  Accrued liabilities                                                  81,205            174,663
  Advance from Related Party                                           20,000
  Bank overdraft                                                       10,738
  Notes payable to prize winners                                      281,081            279,674
  Deferred membership fee revenue                                                        230,727
  Convertible debenture, net of discount
    of $618,456 and $199,728, respectively                            199,456             13,272
  Convertible debenture derivative liability                        1,637,344            573,575
                                                                -------------      -------------
    Total current liabilities                                       2,355,518          1,324,457
                                                                -------------      -------------
    Total liabilities                                               2,355,518          1,324,457
                                                                -------------      -------------

Stockholders' deficit:
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                            1,000              1,000
  Common stock; $0.001 par value; 2,500,000,000 shares
    authorized; 1,280,689,054 and 491,454,304 shares
    issued at December 31, 2005 and December 31, 2004
    respectively; and 1,277,812,237 and 488,877,487
    outstanding at December 31, 2005 and  December 31,
    2004, respectively                                              1,280,689            491,454
  Additional paid-in capital                                       13,808,928         12,196,556
  Unissued common stock                                                61,137             23,111
  Treasury stock, at cost, 2,576,817 shares                          (162,018)          (162,018)
  Accumulated deficit                                             (16,649,054)       (13,628,954)
                                                                -------------      -------------

    Total stockholders' equity (deficit)                           (1,659,318)        (1,078,851)
                                                                -------------      -------------

      Total liabilities and stockholders' equity (deficit)      $     696,200      $     245,606
                                                                =============      =============


See Summary of Significant Accounting Policies and Notes to Financial Statements


                           THE WORLD GOLF LEAGUE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                         2004
                                                          2005        (Restated)
                                                     -------------  -------------
REVENUE
 Membership fee revenue                              $     553,948  $     144,915
                                                     -------------  -------------

    Total revenue                                          553,948        144,915

Operating, general and administrative expenses           2,952,272      2,758,437
License fee reimbursement expense                                          75,000
                                                     -------------  -------------

  Net loss from operations                              (2,398,324)    (2,688,522)

Other income (expense):
  Interest expense                                        (739,457)      (546,518)
  Gain on derivative liability                             117,681        149,404
                                                     -------------  -------------

    Net (loss)                                       $  (3,020,100) $  (3,085,636)
                                                     =============  =============

Weighted average shares outstanding                    253,660,882    430,733,652
                                                     =============  =============

Earnings (loss) per share (basic)                    $       (0.01) $       (0.01)
                                                     =============  =============



                    See Summary of Significant Accounting Policies and Notes to
                              Financial Statements


                                               THE WORLD GOLF LEAGUE, INC.
                                UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEAR ENDED DECEMBER 31, 2004 (restated)  and 2005


                         PREFERRED STOCK      COMMON  STOCK        ADDITIONAL    UNISSUED
                        -----------------   ------------------      PAID-IN       COMMON     TREASURY     ACCUMULATED  STOCKHOLDERS'
                        SHARES    AMOUNT      SHARES      AMOUNT     CAPITAL       STOCK       STOCK       (DEFICIT)     (DEFICIT)
                        ------    ------      -------    --------  -----------   ---------  -----------   -----------  -------------

Balance December
  31, 2003            1,000,000   1,000    382,329,944   382,330     9,865,898          -     (350,941)   (10,543,318)     (645,030)

Common stock issued
  or com-mitted for
  services                    -       -     51,522,799    51,523     1,680,740     17,000            -              -     1,749,263

Common stock issued as
  payment of accrued
  liabilities                 -       -      1,194,444     1,194       78,806           -            -              -        80,000

Effect of beneficial
  conversion feature
  of convertible
  debentures                  -       -              -         -      250,000           -            -              -       250,000

Reversal of effect of
  beneficial Conversion
  feature of con-
  vertible debentures         -       -              -         -     (250,000)          -            -              -      (250,000)

Issuance of stock
  options for services        -       -              -         -       32,541           -            -              -        32,541

Exercise of stock
  options for cash            -       -      4,000,000     4,000       76,000           -            -              -        80,000

Exercise of stock
  options in lieu of
  reduction in payable
  to stockholder and
  compensation expense        -       -      1,300,000     1,300       65,000           -            -              -        66,300

Correction of common
  stockissued upon
  recapitalization            -       -      2,255,263     2,255       (2,255)          -            -              -             -

Capital contributed
  by stockholders             -       -              -         -      110,000           -            -              -       110,000

Common stock issued
  for cash                    -       -      2,666,664     2,667       37,333           -            -              -        40,000

Purchase o
  treasury stock              -       -              -         -            -           -      (67,895)             -       (67,895)

Cancellation of
  treasury stock              -       -    (12,160,082)  (12,160)     (90,051)          -      102,211              -             -

Reissuance of
  treasury stock as
  payment of accrued
  liabilities                 -       -              -           -          -           -      154,607              -       154,607

Common stock issued
  upon conversion of
  debentures                  -       -     57,975,272    57,975      (27,086)      6,111            -             -         37,000

Exercise of stock
  warrants for cash           -       -        370,000       370      369,630           -            -             -        370,000

Net loss                      -       -              -         -            -           -            -     (3,085,636)   (3,085,636)
                      ---------  ------  -------------  ---------  ----------    --------   ----------    -----------   -----------

Balance as of
  December 31,
  2004(restated)      1,000,000  $1,000    491,454,304  $ 491,454  $12,196,556   $ 23,111    $(162,018)  $(13,628,954)  $(1,078,851)

Common stock issued
  for services                -       -    374,798,412   374,798     1,271,029     45,026            -              -     1,690,853


Issuance of unissued
  common Stock                -       -      7,000,000     7,000             -     (7,000)           -              -             -

Common stock issued
  for Conversion of
  debentures And
  exercise of warrants        -       -    412,555,582   412,556       336,224          -            -              -       748,780


Cancellation of common        -       -     (5,119,244)   (5,119)        5,119          -            -              -             -
  stock

Net loss                      -       -              -         -             -          -            -     (3,020,100)   (3,020,100)
(2,197,088)
                      ---------  ------  -------------  ---------- ------------  --------    ---------    -----------   -----------

Balance as of
  December 31, 2005   1,000,000  $1,000  1,280,689,054  $1,280,689  $13,808,928  $ 61,137    $(162,018)   $(16,649,054  $(1,659,318)
                      =========  ======  =============  ========== ============  ========    =========    ============  ===========


                    See Summary of Significant Accounting Policies and Notes to
                              Financial Statements


                           THE WORLD GOLF LEAGUE, INC.
                    AUDITED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2005 and 2004


                                                                          2005            2004
                                                                                        Restated
                                                                       -----------    ------------

Cash flows from operating activities
  Net (loss)                                                           $(3,020,100)   $ (3,085,636)
  Adjustment to reconcile net (loss) to net
    cash used in operating activities
      Depreciation and amortization                                          3,300           4,247
      Interest associated with creation of derivative liability            604,841         510,728
      Amortization of Discount on Convertible debenture                     86,389          12,522
      Gain on Derivative Liability                                         (46,189)       (149,404)
      Effect of beneficial conversion feature of
     Convertible debentures                                                      -               -
      Exercise of stock options in lieu of compensation                          -          28,239
      Issuance of stock options for services                                     -          32,541
      Common stock issued for services                                   1,690,853       1,749,263
      Deferral of membership fee expense                                  (230,727)       (300,000)
      Amortization of deferred membership fee expense                      200,000         100,000
      Changes in operating assets & liabilities
     Other assets                                                           11,901         (11,901)
     Accounts payable                                                       73,148         (14,628)
     Accrued liabilities                                                   (93,458)        303,635
     Increase in bank overdraft                                             10,738               -
                                                                       -----------    ------------
      Net cash used in operating activities                               (709,304)       (820,394)
                                                                       -----------    ------------
Cash flows from investing activities
  Purchase of fixed assets                                                  (1,319)         (1,030)
  Increase in film production costs                                       (642,349)              -
                                                                       -----------    ------------
     Net cash used in investing activities                                (643,668)         (1,030)
Cash flows from financing activities
  Proceeds from issuance of payable to stockholder                          20,000          47,312
  Payments on payable to stockholder                                                       (42,251)
  Proceeds from exercise of stock warrants                                                 370,000
  Proceeds from exercise of stock options                                                   80,000
  Increase in notes payable to prize winners                                 1,407
  Payments on Notes payable to prize winners                                               (20,326)
  Proceeds from issuance of common stock                                   748,780          40,000
  Cash contributed by stockholders                                                         110,000
  Purchase of treasury stock                                                               (67,895)
  Advance to purchase treasury stock                                       (37,500)
  Proceeds from issuance of convertible debentures                         604,912         250,000
                                                                       -----------    ------------

      Net cash provided by financing activities                          1,337,599         766,840
                                                                       -----------    ------------

Net increase(decrease) in cash and cash equivalents                         15,373        (54,584)

Cash and cash equivalents, beginning of period                              15,373         69,957
                                                                       -----------   ------------
Cash and cash equivalents, end of period                               $         -   $     15,373
                                                                       ===========   ============
Supplemental Disclosures

  Cash paid for
    Interest                                                           $    34,089   $      7,471
                                                                       ===========   ============
    Income tax                                                         $         -   $          -
                                                                       ===========   ============



See Summary of Significant Accounting Policies and Notes to Financial Statements

                           THE WORLD GOLF LEAGUE, INC.
  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS


1.   BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

     BACKGROUND
     ----------

     The World Golf League, Inc. ("World Golf League ") is based in Longwood, Florida. World Golf League has developed a "Play for Pay" concept, whereby amateur golfers compete in various golf tournaments for an opportunity to win actual prize money. The Company markets this concept through wholesale providers in the United States. World Golf League also is the producer of the WGL Million Dollar Shootout, a reality Based television series where 5 teams of 4 players each will compete for $1,000,000.

     USE  OF  ESTIMATES
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     REVENUE  RECOGNITION
     --------------------

     Prior to December 31, 2002, World Golf League entered into license agreements with third parties whereby the licensee had the right to develop and manage World Golf League's marketing concept in an exclusive territory in the United States or internationally. The license agreements generally required an initial down payment and two equal annual installment payments for the initial license fee and monthly royalty payments of 15% of gross revenue generated by the licensee.

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

     World Golf League recognized the initial license fee as revenue using the installment method of accounting because the initial license fee was usually collectible over a two-year period and there was no reasonable basis for estimating collectibility. The initial license fee was not recognized as revenue until all initial services, as required by the license agreement, had been performed by the Company.

     During 2003 and 2004, these licenses were repurchased by World Golf League which began to market the memberships directly and through wholesale providers.

     During 2004 membership fee revenue was recognized ratably over the membership period which was typically from the date the individual became a member through the completion of the national golf tournament which was held near the end of each membership period. Effective in February 2005 World Golf League changed its business strategy and began to provide membership applications to a marketing firm who distributes the membership applications to corporate entities who distributes them to its customers. For each completed membership application received the Company receives $50. Since all costs, including prize money, of hosting a golf tournament is borne by the corporate entity and not by the Company, revenue is now recognized once the application fee is received.

     CASH  EQUIVALENTS
      ----------------

     For purposes of reporting cash flows, World Golf League considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives for the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     INCOME TAXES
     -------------

     World Golf League uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS
     -------------------------------------

     Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

     World Golf League hired an independent valuation expert to determine the fair values of derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income.

     In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, World Golf League determined that several of the outstanding warrants to purchase common stock and the embedded conversion feature of convertible debentures, should be separately accounted for as liabilities. World Golf League had not previously classified these derivative liabilities as such in the historical financial statements. In order to reflect these changes, World Golf League restated it's financial statements for the year ended December 31, 2004 to record the fair value of these warrants and conversion features on the balance sheet and record unrealized changes in the values of these derivatives in the statement of operations as "Gain (loss) on derivative liabilities."

     LOSS PER SHARE
     ----------------

     Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

     STOCK-BASED COMPENSATION
     --------------------------

     World Golf League accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". World Golf League provides disclosure in accordance with the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation". During the reporting periods presented, there were no options issued for compensation under these provisions, therefore no pro-forma presentation is required.

2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As of and during the year ended December 31, 2005, World Golf League has continued to accumulate payables to its vendors and to the golfers who have won prize money and has experienced negative financial results as follows:

       Cash  flows  from  operations                    $     (709,304)

       Net  loss                                        $   (3,020,100)

       Accumulated  deficit                             $  (16,649,054)

       Stockholders'  deficit                           $   (1,659,318)

     Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     World Golf League is attempting to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital.


     World Golf League has developed a reality based television production and expects it to produce significant revenues in future periods resulting in a significant increase in earnings form operations.

3.   CONVERTIBLE DEBENTURES
     ----------------------

     Effective June 4, 2004 World Golf League entered into an agreement whereby it agreed To issue $250,000 in convertible debentures which were fully funded during 2004. The Debentures bear interest at 7% per year payable monthly in cash or common stock at Debenture holder's option. The debentures mature June 3, 2006 and are convertible, At the option of the holder, to shares of the World Golf League's common stock at a conversion Price equal to the lesser of (1) $0.25 or (2) 80% of the average of the five lowest Volume weighted average prices during the twenty days prior to the holder's election To convert.

     In addition, the World Golf League issued to the holders of the convertible debentures warrants To purchase 2,500,000 shares of the World Golf League's common stock with a strike price of $1.00 per share and a conversion period of three years. These warrants are to be Exercised in conjunction with each conversion of the convertible debenture in determining the proper conversion price. World Golf League issued
     354,042,898 and 58,345,272 shares, respectively, of its common stock upon conversion of $52,744 and $37,750 of its debentures for the years ended December 31, 2005 and 2004. Simultaneously, World Golf League issued 527,439 and 370,000 shares for the exercise of warrants for the amount of $527,439 and $370,000for the years ended December 31, 2005 and 2004. Warrants outstanding as of December 31, 2005 and 2004 were 1,647,561 and 2,130,000 respectively.

     World Golf League issued $700,000 convertible debentures on October 13, 2005. The debenture bears interest at 8% per year payable monthly in cash or common stock at the debenture holder's option. The debentures mature on October 13, 2007 and are convertible at the option of the holder, to shares of the World Golf League's stock at a conversion price equal to the lesser of (1) $0.25, (2)70% of the average Five lowest volume weighted average prices during the twenty days prior to the holder's Election to convert, or (3) 70% of the volume weighted average price for the trading day Prior to holder's election to convert.

     In addition, World Golf League issued to the holders of the convertible debentures warrants to Purchase 500,000,000 shares of its commons stock with a strike price equal to the lesser of (1) $0.25 or (2) 70% of the average of the five lowest volume weighted average prices during The twenty days prior to the holder's election to convert.

     World Golf League issued 40,000,062 shares of its common stock upon conversion of $49,106 of its debentures for the years ended December 31, 2005. No warrants have been exercised as of December 31, 2005. Warrants outstanding as of December 31, 2005 were 500,000,000.

     World Golf League analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are a hybrid instrument which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The initial value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability of $693,260 and $419,577, resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Debentures at inception on June 4, 2004 and October 13, 2005, respectively. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Debentures.

     The Stock Purchase Warrants are freestanding derivative financial instruments. The fair value of the derivative was computed at $29,719 and $690,381 at inception on June 4, 2004 and October 13, 2005, respectively and was recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Debentures.

     The following summarizes the financial presentation of the Convertible Debentures at December 31, 2005 and 2004:

                                                               2005       2004
                                                              -----      -----

      Face Value of Convertible Debenture                   $784,912   $213,000
      Adjustments:
           Unamortized Discount for derivative liability-
           Compound embedded derivative and warrants         618,456    199,728
                                                            --------    -------
      Convertible Debenture balance, net of discount        $199,456   $ 13,272
                                                            ========   ========

4. DEFERRED MEMBERSHIP FEE EXPENSE
   -------------------------------

     During 2004 World Golf League entered into a one-year agreement with Upwon, LLC Whereby Upwon is to receive 15,000,000 shares of World Golf League's common stock in Exchange for services it provides to related to the sale of wholesale Memberships. The value of these services was recorded at $300,000 based on the Closing price of World Golf League's common stock on the date the agreement was reached. World Golf League has reflected this amount in deferred membership fee expense in the amount of $200,000 as of December 31, 2004 balance sheet and is amortizing it into expense over the one year term of Agreement. Amortization related to this agreement included in the statement of operations for the years ended December 31, 2005 and 2004 amounted to $100,000 and $200,000, respectively.

5.   CONSULTING  AGREEMENTS
     ----------------------

     World  Golf  League  entered  into  consulting  agreements  and  issued
     374,798,412 and 51,522,799 shares of common stock to various consultants for services performed or to be performed for the years ended December 31, 2005 and 2004, respectively. World Golf League reflected consulting expense in the amounts of $1,690,853 and $1,749,263 in its statement of operations for the years ended December 31, 2005 and 2004, respectively based on the fair market value of the common stock on the date of the agreement.

6.   NOTES PAYABLE TO PRIZE WINNERS
     ------------------------------

     Notes payable to prize winners represent notes entered into with winners of the 2001 World Golf League National Tournament. The notes bear interest At 5% and all principal and interest were due in September 2004. The amounts Outstanding at December 31, 2005 are in default and due on demand.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     World Golf League is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on World Golf League's financial position, results of operations Or cash flows.

8.  RELATED PARTY TRANSACTIONS
    --------------------------

     Included in consulting expense for the years ended December 31, 2004 was $195,225, paid to the CEO of World Golf League for consulting services.

     During 2005, the CEO advanced World Golf League $20,000 to the Company. This Liability is non-interest bearing, uncollateralized and due on demand. During 2004, World Golf League paid $33,000 to the CEO for an advance that was made to the company During 2003.

9.  DEFERRED  MEMBERSHIP  FEE  REVENUE
    ----------------------------------

     World Golf League recognizes membership fee revenue over the term of the membership period which is typically from the date the individual becomes a member through the completion of the national golf tournament which is held at the end of each membership period. The following is a detail of deferred membership fee revenue during the year ended December 31, 2004. (There was no deferred membership fee revenue during 2005.)

     Deferred  membership  fee  revenue,  beginning  of  year      $         -
     Membership  fees  received                                        375,642
     Membership  fee  revenue  recognized                             (144,915)
                                                                    ----------

     Deferred  membership  fee  revenue,  end  of  year            $   230,727
                                                                    ==========

10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,600,000 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code the ownership change in the Company that resulted from stock issuances for the year ended December 31, 2005 could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and liabilities and the related tax effects at December 31, 2005 and 2004 are as follows:

          Deferred tax assets                       2004          2005
                                                   ------        -------
            Net operating losses                 $2,244,000    $2,006,000
             Valuation allowance                 (2,244,000)   (2,006,000)
                                                 ----------    ----------

          Total deferred tax assets              $        -    $        -
                                                 ==========    ==========

11. Capitalized Film Production Costs
    ---------------------------------

     Capitalized film production costs as of December 31, 2005 represent the costs to produce a reality television production of a World Golf League golf tournament. World Golf League plans to distribute the production in future periods for the generation of revenues. The total amount of the film production costs has been capitalized and costs are expected to be charged against the future revenues based on the income-forecast method through which costs are applied to revenue base don a forecast of anticipated future revenues to be generated. World Golf League has no experience in the production or distribution of television based reality television broadcasts.

12.  RESTATEMENT  AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Summary of Restatement Issues On December 15, 2005, the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended June 30, September 30, 2004, March 31, June 30 and September 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's convertible debentures due 2006 issued in June 2004 (the "2004 Debentures") and the Company's convertible debentures due 2007 issued in October 2005 (the "2005 Debentures"), the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures.

     The Company had previously classified the value of these conversion features and warrants to purchase common stock as a Beneficial Conversion Feature. After further review, the Company has determined that these instruments should have been recorded as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.


     The accompanying financial statements for the year ended December 31, 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2004 are summarized below:


    Statement of Operations Impact
    ------------------------------
                                                             Year Ended
                                                           December 31, 2004
                                               --------------------------------------------
                                               As Previously     Adjustment     As Restated
                                                 Reported
                                               -------------    -----------     -----------
    Membership Fee Revenue                     $     144,915    $         -     $   144,915
                                               -------------    -----------     -----------
         Total Revenue                               144,915                        144,915

    General and Administrative Expense             2,758,437              -       2,758,437
    License fee reimbursement  Expense                75,000              -          75,000
                                               -------------    -----------     -----------
         Net operating loss                       (2,688,522)             -      (2,688,522)
                                               -------------    -----------     -----------
    Other income (expense)
      Interest expense                              (273,268)      (273,250)(a)    (546,518)
          Gain on derivative liability                              149,404 (b)     149,404
                                               -------------    -----------     -----------

     Net loss                                  $  (2,961,790)   $  (123,846)    $(3,085,636)
                                               =============    ===========     ===========
     Weighted average shares outstanding         430,733,652              -     430,733,652
                                               =============    ===========     ===========
     Loss per share (basic and fully diluted)  $       (0.01)                   $     (0.01)


     (a) Amount related to effective interest of 2004 Debentures, amortization Of discount on note payable related to 2004 debentures and reversal of $250,000 Beneficial Conversion feature

     (b)  Amount  related  to  gain on fair market value of derivative liability

      Balance Sheet Impact
      --------------------

     In addition to the effects on the Company's 2004 statement of operations discussed above, the restatement impacted the Company's consolidated balance sheet as of December 31, 2004. The following table sets forth the effects of the restatement adjustments on the Company's balance sheet as of December 31, 2004:


                                                        As of
                                                  December 31, 2004

                                             As Previously
                                               Reported            Adjustment      As  Restated
                                             -------------         ----------      ------------

Assets
Cash                                         $      15,373         $        -      $     15,373
Deferred membership fee expense                    200,000                  -           200,000
                                             -------------         ----------      ------------
   Total Current Assets                            215,373                  -           215,373

Property and equipment, net                         16,457                  -            16,457
Other assets                                        13,776                  -            13,776
                                             -------------        -----------     -------------
   Total Assets                              $     245,606                  -           245,606
                                             =============        ===========     =============

Liabilities and Stockholder's Equity
Current Liabilities
Accounts Payable                             $      52,546                  -     $      52,546
Accrued liabilities                                174,663                  -           174,663
Notes Payable to Prize Winners                     279,674                  -           279,674
Deferred membership fee revenue                    230,727                  -           230,727
Convertible Debenture                              213,000           (199,728)(a)        13,272
Derivative Liability                                     -            573,575 (b)       573,575
                                             -------------        -----------     -------------
   Total Current Liabilities                 $     950,610        $   373,847     $   1,324,457
                                             -------------        -----------     -------------
Stockholders' deficit
Preferred Stock                              $       1,000                  -     $       1,000
Common Stock                                       491,454                  -           491,454
Additional paid-in capital                      12,446,556           (250,000)(c)    12,196,556
Unissued common stock                               23,111                  -            23,111
Treasury stock, at cost                           (162,018)                 -           (162,018)
Accumulated deficit                            (13,505,107)          (123,847)       (13,628,954)
                                             -------------        -----------      -------------
   Total stockholders' deficit               $    (705,004)       $   373,847      $  (1,078,851)
                                             -------------        -----------      -------------
Total liabilities and stockholders' deficit  $     245,606                         $     245,606
                                             =============                         =============


(a)  Amount related to discount on 2004  Convertible  debenture
(b) Amount related to derivative liability for 2004 Convertible debenture and warrants
(c) Amount relates to reversal of 2004 treatment of Beneficial conversion feature


Statement of Cash Flow Impact
------------------------------
                                                                                    Year Ended
                                                                                 December 31, 2004
                                                                   --------------------------------------------
                                                                  As Previously     Adjustment      As Restated
                                                                     Reported
                                                                  -------------    -----------      -----------
   Cash flows from operating activities
 Net (loss)                                                       $  (2,961,790)   $  (123,846)     $(3,085,636)
 Adjustment to reconcile net (loss) to net
   cash used in operating activities
      Depreciation and amortization                                       4,247                           4,247
      Interest associated with creation of derivative liability               -        510,728          510,728
      Amortization of Discount on Convertible debenture                       -         12,522           12,522
      Gain on Derivative Liability                                            -       (149,404)        (149,404)
      Effect of beneficial conversion feature of
      Convertible debentures                                            250,000       (250,000)               -
      Exercise of stock options in lieu of compensation                  28,239                          28,239
      Issuance of stock options for services                             32,541                          32,541
      Common stock issued for services                                1,749,263                       1,749,263
      Deferral of membership fee expense                               (300,000)                       (300,000)
      Amortization of deferred membership fee expense                   100,000                         100,000
      Changes in operating assets & liabilities
     Other assets                                                       (11,901)                        (11,901)
     Deferred consulting expense                                              -                               -
     Accounts payable                                                   (14,628)                        (14,628)
     Accrued liabilities                                                303,635                         303,635
     Increase in bank overdraft                                               -                               -
                                                                  -------------                     -----------
      Net cash used in operating activities                            (820,394)                       (820,394)
                                                                  -------------                     -----------

13.  SUBSEQUENT EVENT
     ----------------

     During 2006, World Golf League issued 594,663,669 shares for the conversion of the 2005 Convertible debentures in the amount of $314,224. In addition, World Golf League issued 200,000,000 shares in connection with the exercise of $156,184 worth of warrants.

     During 2006, World Golf League issued 107,306,389 shares for the conversion of the 2004 Convertible debentures in the amount of $7,636.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective February 22, 2006, the client-auditor relationship between us and Pender Newkirk & Company, Certified Public Accountants ("Pender Newkirk") ceased as the former principal independent accountant was dismissed. On that same day, we engaged Malone & Bailey, PC, Certified Public Accountants, Certified Public Accountants ("Malone") as our principal independent accountant for the fiscal year ending December 31, 2005. The decision to change accountants from Pender Newkirk to Malone was recommended and approved by our Board of Directors on February 22, 2006. Pender Newkirk had succeeded Ham, Langston & Brezina, L.L.P., Certified Public Accountants ("HLB"), who had served as our principal independent accountant until June 8, 2005, when HLB resigned. Pender Newkirk succeeded HLB on June 27, 2005.

     HLB's report on our financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, and any later interim period, including the interim period to and including the date the relationship with HLB ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about our ability to continue as a going concern. Pender Newkirk's report on any interim period, including the interim period up to and including the date the relationship with Pender Newkirk ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for concerns about our ability to continue as a going concern.

     In connection with the audits of our last two fiscal years ended December 31, 2004 and 2003, and any later interim period, there have been no disagreements with HLB or Pender Newkirk on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of HLB or Pender Newkirk would have caused HLB or Pender Newkirk to make reference to the subject matter of the disagreement(s) in connection with their report on our financial statements. There have been no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during our two most recent fiscal years ended December 31, 2004, and any later interim period, including the period up to and including the date the relationship with HLB ceased, and including the period up to and including the date our relationship with Pender Newkirk ceased.

     We have authorized HLB and Pender Newkirk to respond fully to any inquiries of Malone relating to their engagement as our principal independent accountant. We have requested that HLB and Pender Newkirk review the disclosure of our change in independent accountants which were filed with the SEC in a Form 8-K on June 27, 2005, relating to the change from HLB to Pender Newkirk and on March 1, 2006, relating to the change from Pender Newkirk to Malone, and both HLB and Pender Newkirk have been given an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of their views, or the respect in which they did not agree with the statements made by us herein. Such letters were filed as Exhibits to our Form 8-K's filed with the SEC on June 27, 2005 and March 1, 2006, and are incorporated herein by reference.

     We had not previously consulted with Malone regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions) between us and Pender Newkirk and/or HLB, our previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during our two most recent fiscal years ended December 31, 2004, neither have we received any written report nor any oral advice concluding that there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue.

     Malone had reviewed the disclosure in our Form 8-K filed with the SEC on March 1, 2006, before it was filed with the SEC and was provided an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304 of Regulation S-B. Malone did not furnish such a letter to the SEC. Similarly, Pender Newkirk reviewed our disclosure in our Form 8-K filed with the SEC on June 27, 2005, regarding the change in accountants from HLB to Pender Newkirk, and was provided an opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements made by us in response to Item 304 of Regulation S-B. Pender Newkirk did not furnish such a letter to the SEC.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the fourth fiscal quarter of 2005 (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not adequately designed to ensure that information required to be disclosed by the Company in this Form 10-KSB was reported within the time period specified in the Commission's rules and forms, which caused the Company to be untimely in filing this Form 10-KSB.

     Our management determined on April 10, 2006, that our historical accounting treatment of Convertible Debentures and Warrants was incorrect and that the Company would need to restate its financial statements for the periods ended June 30 and September 30, 2004, for the year ended December 31, 2004 and for the periods ended March 31, June 30, and September 30, 2005. We have determined that our convertible debentures and warrants have not been accounted for appropriately in these periods in accordance with the requirements of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and related rules. As a result, our financial statements for these periods, should no longer be relied upon by our shareholders. We have discussed these matters with Malone & Bailey, P.C. and Ham, Langston & Brezina, LLP, the independent registered public accounting firm that audited the Company's financial statements for the year ended December 31, 2004 and reviewed the Company's financial statements for the periods ended June 30 and September 30, 2004 and March 31, June 30 and September 30, 2005.

     The Company is working with its independent registered public accounting firm to complete the review of the accounting matters discussed above. Once this review is complete, the Company will restate its financial statements for the periods ended June 30 and September 30, 2004, for the year ended December 31, 2004 and for the periods ended March 31, June 30, and September 30, 2005 and file amendments to its reports with the Commission reflecting these restatements as soon as practicable.

     Changes in internal control over financial reporting. We have retained an independent third party accountant to assist us with the restatement of our financial statements as well as accounting issues moving forward. We believe these restatements to be a one-time occurrence in connection with the SEC's recent guidance regarding the accounting for embedded derivative securities.

ITEM  8B.  OTHER  INFORMATION.

     On March 29, 2006, we entered into a term sheet with DLC, which provided for DLC to purchase $400,000 in convertible debentures from us and warrants to purchase 700,000,0000 shares of our common stock at $0.004 per share. The convertible debenture will be convertible into our common stock at the lesser of
(i) $0.15 per share; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion; or (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion; or (iv) seventy percent (70%) of the closed closing bid price to DLC's election to convert, which amount shall never be lower than $0.001 per share. Pursuant to the payment schedule of the debenture, we received $20,000 upon our entry into the term sheet, which amount was paid to Mandalay Entertainment in connection with the final payment on the Mandalay Entertainment contract, described in greater detail above under "Description of Business"; we received $75,000 on April 7, 2006, which amount was subsequently paid to a production partner; we will receive $50,000 upon filing this 10-KSB; $55,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture; and $200,000 upon the effectiveness date of such Form SB-2. The debenture shall bear interest at the Wall Street Journal Prime Rate plus 2% until paid.

     The warrants shall be exercisable for shares of our common stock at $0.004 per share, and shall expire three years from their date of issuance. As a commitment fee in connection with the funding, we agreed to issue DLC 40,000,000 shares of common stock with "piggy back" registration rights, which shares have not been issued to date.

     Pursuant to the term sheet, we agreed to enter into final documents within fifteen (15) business days from the date the term sheet was entered into, which final documents have not been entered into to date. Additionally, we agreed to register the shares convertible into common stock in connection with the debenture and exercisable into shares of common stock in connection with the warrants on a Form SB-2 Registration Statement, to be filed within thirty (30) days of the execution date of final documents, and to have such Registration Statement declared effective within one hundred and twenty days of the execution date of final documents.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     Our executive officers and directors, and their ages and positions are as follows:

NAME                   AGE     TITLE
----                   ---     -----
Michael S. Pagnano      55     President, Chief Executive Officer,
                               Chief Financial and Director

King Simmons            43     Director

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, Michael S. Pagnano and King Simmons were subject to Section 16(a) filing requirements during the fiscal year covered by this report.

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

                                                               Securities
                                                               Underlying
                                       Salary       Bonus     Options/SARs
Name & Principal Position     Year       ($)(1)      ($)          (#)
-------------------------     ----   -----------    -----     -------------
Michael S. Pagnano            2005   $104,500      $50,000(2)
Chief Executive Officer,      2004   $198,612 (3)      -
President and Director        2003   $160,750 (4)      -      4,000,000 (4)

(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(2) In August 2005, the Board of Directors, via unanimous written consent to action without a meeting, approved a bonus of $25,000 to Michael S. Pagnano, effective September 1, 2005, and a bonus of $25,000 to him effective December 1, 2005 for his services as our Chief Executive Officer.

(3)  Includes  an  automobile  allowance  of  $28,850  for  a 2003 5-Series BMW.

(4) In August 2003, we granted Michael S. Pagnano stock options to buy 4,000,000 shares of our common stock at an exercise price of $0.051 per share. In August 2003, Mr. Pagnano exercised 2,700,000 of these options in lieu of $80,942 owed to him by us and compensation of $56,758 was recorded. In February 2004, Mr. Pagnano exercised his option to acquire the remaining 1,300,000 shares of common stock. In lieu of cash, a payable to Mr. Pagnano of $38,061 was reduced to $-0-and the remaining $28,239 was recorded as compensation expense.

     The following table sets forth information concerning option exercises by our Chief Executive Officer during the fiscal year ended December 31, 2005. The Company did not have any other "Named Executive Officers" within the meaning of
Item  402  of  Regulation  S-B  under  the  Securities  Act.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of April 4, 2006, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:

                                          COMMON STOCK
                                     BENEFICIALLY OWNED (1)
                                   ------------------------
NAME AND ADDRESS                      NUMBER       PERCENT
--------------------               --------------   -------
Michael S. Pagnano                 340,662,518 (2)   14.0%
2139 State Road, Suite 101,
Longwood, Florida 32779

King Simmons                           172,157           *
2139 State Road, Suite 101,
Longwood, Florida 32779

--------------------               --------------   -------

Executive Officers and Directors   340,834,675 (2)   14.0%
As a Group (2 people)

*  Less than one percent.

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of April 4, 2006, there were 2,366,594,293 shares of common stock outstanding.

(2)  Includes  3,443,150  shares  of  common  stock held of record by Maryann R.
Pagnano,  the  wife  of  Michael  S.  Pagnano, our Chief Executive Officer and a
Director and 1,000,000 shares of Series A Preferred Stock having 300 votes per share. Mr. Pagnano owns 100% of the issued and outstanding shares of Series A Preferred Stock.


     While both Golden Gate Investors, Inc. and DLC Capital Group, LLC hold convertible debentures and warrants which if exercised in full, depending on the then trading price of the Company's common stock, may allow them to own more than 5% of the Company's then outstanding common stock, those entities have contractually agreed not to own more than 4.99% of our outstanding common stock, and while DLC may own 9.99% of our outstanding common stock contractually after one year has elapsed from the date of our entry into the Convertible Debenture with DLC, the one year anniversary of the DLC convertible debenture will not occur within the next 60 days.



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

     During the year ended December 31, 2004, Mr. Pagnano, our Chief Executive Officer was paid $195,225 in consulting fees, for consulting services rendered to the Company. During the year ended December 31, 2004, Mr. Pagnano was paid $33,000 to repay an advance which was made to the Company by Mr. Pagnano during 2004.

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

     During the year ended December 31, 2005, Mr. Pagnano, our Chief Executive Officer, advanced $20,000 to the Company, which is non-interest bearing, and payable on demand.

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

3.6(3)    Certificate  of  Amendment  of  Certificate  of  Incorporation

3.7(4)    Certificate  of  Designation  of  Series  A  Preferred  Stock

3.8(4)    Certificate  of  Amendment  of  Certificate  of  Incorporation

3.9(5)    Certificate  of  Amendment  of  Certificate  of  Incorporation

3.10(6) Certificate of Amendment to the Certificate of Incorporation, increasing the authorized shares of common stock to 2,500,000,000 shares, filed with the Delaware Secretary of State on November 2, 2005

3.11(7)   Amended Bylaws of The World Golf League, Inc.

4.1(8)    Securities  Purchase  Agreement  dated  June 2004 entered between the
          Company  and  Golden  Gate  Investors,  Inc.

4.2(8) Convertible Debenture dated June 2004 entered between the Company and Golden Gate Investors, Inc.

4.3(8) Warrant to Purchase Common Stock dated June 2004 issued to Golden Gate Investors, Inc.

4.4(8) Registration Rights Agreement dated June 2004 entered between Golden Gate Investors, Inc. and the Company

4.5(6) Securities Purchase Agreement dated October 13, 2005 entered between the Registrant and DLC Capital Group, LLC

4.6(6) Convertible Debenture dated October 13, 2005 entered between the Registrant and DLC Capital Group, LLC

4.7(6) Warrant to Purchase Common Stock dated October 13, 2005 issued to DLC Capital Group, LLC

4.8(6) Registration Rights Agreement dated October 13, 2005 between the Registrant and DLC Capital Group, LLC

4.5(6) Amendment to Securities Purchase Agreement, Convertible Debenture, Warrant and Registration Rights Agreement, dated October 27, 2005 entered between the Company and DLC Capital Group, LLC

10.1(8) Consulting Agreement with PHIBRI Holdings (Phil Esposito), dated as of March 16, 2004

10.2(8)   Consulting  Agreement  with  Fred  Funk, dated as of April 26,  2004

10.3(9)   2004  Stock  Incentive  Plan

10.4(10)  Agreement with Paxson Productions, Inc.

10.5(10)  Personal Service Contract with John O'Hurley

10.6(11) Executive Producer Agreement with North Star Visions, Inc., accepted as of March 7, 2005

10.6(12)  Consulting Services Agreement with Upwon LLC dated February 10, 2005

10.7(12)  Executive Employment Agreement with Michael S. Pagnano

10.8(12)  Consulting Services Agreement with Upwon LLC dated June 4, 2004

10.9(12) Consulting Agreement with Donson Brooks for 90,000,000 shares effective April 11, 2005

10.10(12) Consulting Agreement with Donson Brooks for 20,000,000 shares effective April 11, 2005

10.11(13) Settlement and Release Agreement with Paxson Productions, Inc.

14.1(11)  Code  of  Ethics

16.1(14)  Letter from Pender Newkirk & Company dated February 27, 2006

16.1(15)  Letter from Ham, Langston & Brezina, L.L.P. dated June 27, 2005

21.1*     Subsidiaries  of  The  World  Golf  League,  Inc.

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

(6) Filed as an Exhibit to our Registration Statement on Form SB-2, filed with the Commission on November 3, 2005, and incorporated herein by reference.

(7) File as an Exhibit to a Report on Form 8-K, filed with the Commission on September 14, 2005, and incorporated herein by reference.

(8) Filed as Exhibits 4.1, 4.2, 4.3, 4.4, 10.2 and 10.3, respectively, to the registration statement on Form SB-2 filed on July 27, 2004, and incorporated herein by reference.

(9) Filed as Exhibit 4 to the registration statement on Form S-8 filed on February 14, 2005, and incorporated herein by reference.

(10) Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on August 10, 2005, and incorporated herein by reference.

(11) Filed as an Exhibit to our Report on Form 10-KSB filed with the Commission on April 26, and incorporated herein by reference.

(12) Filed as Exhibits to our Form 10-QSB, filed with the Commission on August 25, 2005, and incorporated herein by reference.

(13) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on January 9, 2006, an incorporated herein by reference.

(14) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on March 1, 2006, and incorporated herein by reference.

(15) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on June 27, 2005, and incorporated herein by reference.

     (b)  REPORTS  ON  FORM  8-K

The Company filed the following one report on Form 8-K during the last quarter of the fiscal period covered by this report:

     - November 7, 2005, to report that the Company entered into a Securities Purchase Agreement with DLC Capital Group, LLC; to report the results of the Company's 2005 annual meeting of shareholders; and to report that the Company filed a Certificate of Amendment to amend its Certificate of Incorporation to increase its authorized common stock to 2,500,000,000 shares of common stock.

The Company filed the following reports on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

     - January 9, 2006, to report that the Company entered into a Settlement and Release Agreement with Paxson Productions, Inc. d/b/a Paxson Entertainment;

     - March 1, 2006, to report that effective February 22, 2006, the client auditor relationship between the Company and Pender Newkirk & Company, Certified Public Accountants ceased, as the former auditor was dismissed by the Company; and

     - April 13, 2006, to report that the Company entered into a term sheet with DLC to sell $400,000 in convertible debentures; to report that the Company determined on April 10, 2006, that the Company's financial statements for the quarters ended June 30, 2004, September 30, 2004, for the year ended December 31, 2004, and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, needed to be restated, as its accounting of certain Convertible Debentures and Warrants was not correctly reported for those periods.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

     The audit and audit related fees billed for the fiscal years ended December 31, 2005 and December 31, 2004, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $69,577 and $25,500, respectively.

AUDIT-RELATED  FEES

     None.

TAX  FEES

     None.

ALL  OTHER  FEES

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE  WORLD  GOLD  LEAGUE,  INC.

                                             By:  /s/ Michael  S.  Pagnano
                                                --------------------------
                                             Name:   Michael  S.  Pagnano
                                             Title:  Chief Executive Officer
                                                     and Director
                                             Date:  April 21,  2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                         DATE
---------                      -----                         ----

By: /s/ Michael S. Pagnano     Chief Executive Officer,      April 21, 2006
--------------------------     Chief Financial Officer,
Michael S. Pagnano             and Director


By: /s/ King Simmons           Director                      April 21, 2006
--------------------
King Simmons