Form 10QSB
period 2006-03-31
WORLD GOLF LEAGUE INC
filed 2006-05-22
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   --------------
               Commission file number 000-49756


                          THE WORLD GOLF LEAGUE, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                 98-0201235
            ----------                                ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

            2139 STATE ROAD 434, SUITE 101, LONGWOOD, FLORIDA, 32779
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 331-6272
                                 --------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 16, 2006, 2,459,994,293 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                         THE WORLD GOLF LEAGUE, INC.
                               BALANCE SHEETS
                               MARCH 31, 2006

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2006            2005
   ASSETS                                                       (UNAUDITED)
---------------                                                -------------   -------------

Current assets
  Cash and cash equivalents                                    $      21,588   $           -
  Advance to repurchase stock                                         43,500          37,500
                                                               -------------   -------------
    Total current assets                                              65,088          37,500

Property and equipment, net of accumulated
  Depreciation of $13,903 and $13,278                                 15,933          14,476
Capitalized Film Production Cost                                     659,927         642,349
Other assets                                                           1,875           1,875
                                                               -------------   -------------
    Total assets                                               $     742,823   $     696,200
                                                               =============   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities
  Accounts payable                                             $     120,546   $     125,694
  Bank Overdraft                                                           -          10,738
  Accrued liabilities                                                 59,735          81,205
  Notes payable to prize winners                                     280,081         281,081
  Advance from related party                                         148,185          20,000
  Convertible debenture, net of discount
      Of $188,237 and $618,456                                       292,938         199,456
  Convertible debenture derivative liability                         703,504       1,637,344
                                                               -------------   -------------
    Total current liabilities                                      1,604,989       2,355,518
                                                               -------------   -------------
    Total liabilities                                              1,604,989       2,355,518
                                                               -------------   -------------

Stockholders' deficit
  Preferred stock; $0.001 par value; 5,000,000 shares
    authorized; 1,000,000 shares of Series A non-conver-
    tible, redeemable preferred stock issued and out-
    standing                                                           1,000           1,000
  Common stock; $0.001 par value;  2,500,000,000 shares
    authorized; 2,260,133,750 and 1,280,689,054 shares issued
    amd outstanding                                                2,260,134       1,280,689
  Additional paid-in capital                                      14,802,694      14,308,928
  Unissued common stock                                               61,139          61,139
  Treasury stock, at cost, 2,576,817 shares                         (162,019)       (162,018)
  Accumulated deficit                                            (17,825,114)    (17,149,056)
                                                               -------------   -------------
    Total stockholders' deficit                                     (862,166)     (1,659,318)
                                                               -------------   -------------

    Total liabilities and stockholders' deficit                $     742,823   $     696,200
                                                               =============   =============




                               THE WORLD GOLF LEAGUE, INC.
                            UNAUDITED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005


                                                            2006             2005
                                                        -------------   -------------

Membership fee revenue                                  $      11,097   $     307,714


Operating, general and administrative expenses                290,101       1,238,634
                                                        -------------   -------------

Net loss from operations                                     (279,004)       (930,920)

Other income (expense)
  Interest expense                                           (432,970)         (7,199)
  Gain on derivative liability                                 35,916               -
                                                        -------------   -------------
     Subtotal other income (expense)                         (397,054)         (7,199)
                                                        -------------   -------------
Net loss                                                $    (676,058)  $    (938,119)
                                                        =============   =============

Weighted average shares outstanding                     1,761,801,615     537,519,005
                                                        =============   =============

Basic loss per share                                    $       (0.00)  $       (0.00)
                                                        =============   =============



                                               THE WORLD GOLF LEAGUE, INC.
                                           STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2006


                         PREFERRED  STOCK     COMMON  STOCK         ADDITIONAL     UNISSUED
                     -------------------  --------------------       PAID-IN        COMMON    TREASURY    ACCUMULATED  STOCKHOLDERS'
                       SHARES    AMOUNT     SHARES       AMOUNT      CAPITAL        STOCK      STOCK        DEFICIT      DEFICIT
                     --------   -------   -----------   ---------  ------------  ----------  ----------  ------------  ------------
Balance as of
December 31, 2005    1,000,000  $ 1,000   1,280,689,054 $1,280,689   $14,308,928 $   61,139  $ (162,018) $(17,149,056)  $(1,659,318)


Common stock issued
  for services               -        -      74,139,792     74,140       (11,392)         -           -             -        62,748


Common stock issued
  for Conversion of
  debentures And
  exercise of warrants       -        -     905,304,904    905,305      (392,949)         -           -             -       512,356

Reduction in derivative
  liability For
  conversion of
  debenture And
  exercise of warrants       -        -               -          -       898,107          -           -             -       898,107

Net loss                     -        -               -          -             -          -           -      (676,058)     (676,058)
                     ---------  -------   ------------- ----------   ----------- ----------  ----------  ------------    ----------
Balance as of March
  31, 2006           1,000,000  $ 1,000   2,260,133,750 $2,260,134   $14,802,694 $   61,139  $ (162,019) $(17,825,114)   $ (862,166)
                     =========  =======   ============= ==========   =========== ==========  ==========  ============    ==========



                          THE WORLD GOLF LEAGUE, INC.
                           STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

                                                           2006             2005
                                                        (Unaudited)

Cash flows from operating activities:
  Net loss                                              $  (676,058)     $(938,119)
  Adjustment to reconcile net (loss) to net
    cash used in operating activities: 697,852
   Common Stock issued for services                          62,541              -
   Gain on Derivative liability                             (35,916)             -
   Amortization of discount on derivative liability         430,219              -
   Interest associated with creation of derivative
        Liability                                                 -              -
   Depreciation and Amortization                                625              -
   Deferral of membership fee expense                             -              -
   Amortization of deferred membership expense
   Change in assets and liabilities:
       Other assets                                               -              -
     Accounts Payable                                        (5,149)             -
     Accrued Liabilities                                     11,715              -
     Bank Overdraft                                         (10,738)             -
                                                        -----------     ----------
      Net cash used in operating activities                (222,761)      (240,267)
                                                        -----------     ----------
Cash flows used in investing activities:
  Purchase of fixed assets                                   (2,082)             -
  Increase in film production cost                          (17,578)             -
                                                        -----------    -----------
     Net cash used in investing activities                  (19,660)             -
                                                        -----------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock warrants                  176,009        260,000
  Decrease in notes payable to prize winners                 (1,000)             -
  Increase in notes payable to prize winners                      -         (2,074)
  Advance from related party                                 95,000
  Advance to repurchase stock                                (6,000)
  Proceeds from issuance of common stock                          -
  Proceeds from issuance of convertible debentures                -
                                                       ------------    -----------
      Net cash provided by financing activities        $    264,009    $   257,926
                                                       ------------    -----------

Net increase(decrease) in cash and cash equivalents          21,588         17,659

Cash and cash equivalents, beginning of period                    -         15,373
                                                       ------------    -----------
Cash and cash equivalents, end of period               $     21,588    $    33,032
                                                       ============    ===========


Supplemental disclosure of cash flow information
     Cash paid for interest                            $          -    $     3,846

Non-cash investing and financing activities:

Reduction in derivative liability associated           $    898,107
   with exercise of warrants and conversion of
   principal of the convertible debenture.


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statement of World Golf League, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in World Golf League's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the the 10-KSB have been omitted.

NOTE  2  -  CONVERTIBLE  DEBENTURES

During 2004, World Golf League issued $250,000 of Convertible Debentures ("2004 Debentures") with 2,500,0000 warrants. The Debenture was fully funded in 2004. During the quarter ended March 31, 2006, World Golf League issued 85,341,944 shares in connection with conversions of $8,374 of its 2004 convertible debentures. The face value of the 2004 Debenture at March 31, 2006 was $144,506.

During 2005, World Golf League issued $700,000 of Convertible Debentures ("2005 Debentures") with 500,000,000 warrants that were fully funded. Effective January 2006, the Company amended its agreement to change from 500,000,000 warrants to 200,000,000 warrants. During the quarter ended March 31, 2006, World Golf League issued 601,135,213 shares in connection with the conversion of $314,223 of its 2005 issued convertible debentures. World Golf League also issued 18,827,847 shares for the $11,070 interest payable on the debenture, as well as, 200,000,000 shares in connection with the exercise of $166,183 of warrants associated with the convertible debenture. The face value of the 2005 debenture at March 31, 2006 was $336,669.

World Golf League accounts for the Convertible Debentures using SFAS 133 "Accounting for Derivatives" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," which states that at the balance sheet date, the convertible debentures be re-valued at the relative fair value. This resulted in an initial discount on the convertible debenture to be recorded at inception and amortized over the maturity of the convertible debentures. The face amount of each debenture at March 31, 2006 was $144,506 amd $336,669 for the 2004 issued and 2005 issued convertible debenture, respectively, with an unamortized discount of $54,712 and $133,525, respectively. The derivative liability recorded at March 31, 2006 was $513,647 and $189,858 for the 2004 and 2005 debentures, respectively with the change in relative fair market value being recorded as a gain or loss on derivative liability on the Company's statement of operations. During the quarter ended March 31, 2006, the gain or (loss) on derivative liability reported in the statement of operations was $35,743. Interest expense of $416,100 was recorded during the quarter ended March 31, 2006 relating to the amortization of the discount recorded at inception. A reduction in the derivative liability resulted from the exercise of warrants and conversion of the debenture in the amount of $30,423 for the 2004 debentures and $867,684 for the 2005 debenture and was included in additional paid in capital for the quarter ended March 31, 2006

NOTE  3  -  CONTINGENCIES

World Golf League completed the production of its reality TV Show, "The Million Dollar Shoot Out." In January 2006, pursuant to arrangements with the contestants participating in the golf tournament, the winning contestant became entitled to receive $1,000,000 30 days subsequent to the "airing" of the last episode on a tv network. Management has not reached a final agreement with a television network for the airing of the TV show.

NOTE  4  -  COMMON  STOCK

World Golf League issued 74,139,792 shares for consulting services during the quarter ended March 31, 2006. These shares were recorded at the fair market value of $62,748 on the date of the consulting agreements and included in general and administrative expenses.

NOTE  5  -  RELATED  PARTY

During the quarter ended March 31, 2006, World Golf League borrowed $95,000 from one of its officers. The loan is payable on demand and has no stated interest rate. $33,185 is also accrued for unpaid salaries. As of March 31, 2006, World Golf League owes $148,185 to this same officer.

NOTE  6  -  SUBSEQUENT EVENTS

On April 28, 2006, WGL filed an Amended Certificate of Designation of our Series A Preferred Stock with Delaware to increase the number of authorized shares of our Series A Preferred Stock from 1,000,000 shares as was provided under the original designation to 5,000,000 shares of Series A Preferred Stock. On May 1, 2006, WGL issued 4,000,000 shares to our Chief Executive Officer and Director, of our Series A Preferred Shares. He previously held 1,000,000 shares of our Series A Preferred Stock, and as a result of the additional issuance, he now holds 5,000,000 shares of Series A Preferred Stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE WORLD GOLF LEAGUE, INC. ("WGL", "WORLD GOLF," THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

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

     On April 14, 2003, we acquired more than 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"). In connection with this transaction, we issued a total of 120,000,000 shares of our common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name from Novus Laboratories, Inc. to The World Golf League, Inc. Except as expressly indicated or unless the context otherwise requires, the "Company," "World Golf," "WGL," "we," "our," or "us" means The World Golf League, Inc., a Delaware corporation, and its subsidiaries.

     In connection with the Exchange Agreement, Novus shareholders agreed to assist us in raising a minimum of $500,000 or they would cancel 30,000,000 post-split shares of their common stock. We and the Novus shareholders amended the terms of the Exchange Agreement to provide that a portion of the proceeds received from the sale of the shares by the Novus shareholders would be delivered to us in lieu of canceling the shares. This arrangement resulted in us receiving an aggregate of $376,203, a significant portion of which was paid to the Florida Attorney General as discussed below.

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

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we received from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of March 31, 2006 of $280,081 is in default. We plan to repay the notes as our cash flow permits.

     On September 29, 2005, we formed a wholly-owned Nevada subsidiary, WGL Entertainment, Inc. and transferred to this subsidiary $1,000 of cash and other property consisting of all of the tangible and intangible assets necessary to operate The WGL Million Dollar Shootout.

THE  WGL  MILLION  DOLLAR  SHOOTOUT  REALITY  TELEVISION  EVENT

     We recently completed post production on the first season of our reality based television series entitled "The WGL Million Dollar Shootout." We invited 22 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. Participants were chosen from an online application; however, in the future, we may charge potential participants a small entrance fee to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. This first competition was held at the Reunion Resort & Club in Orlando, Florida.

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

     All seven episodes of The WGL Million Dollar Shootout are currently being reviewed by several networks. We hope to have a network contract to broadcast The WGL Million Dollar Shootout by the end of the second quarter of 2006. We are also considering shopping The WGL Million Dollar Shootout to certain international markets as well as possibly the domestic syndication market. However, as of the date of this filing, we do not have any distribution deals in place regarding The WGL Million Dollar Shootout.

                                  RECENT EVENTS
                          ----------------------------

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

     In connection with the Settlement and Release Agreement, we and Paxson agreed to the following: Paxson shall retain $59,500 in license fees that we had already paid to Paxson and Paxson shall have no obligation to broadcast The WGL Million Dollar Shootout television program as originally contemplated under the broadcasting agreement. Additionally, we agreed to pay Paxson $65,000 pursuant to the Settlement and Release Agreement. We and Paxson (subject to the express conditions precedent) each agreed to release each other from any and all actions, causes of action, suits, liabilities, obligations, agreements, losses, attorney's fees, expenses, costs, damages and/or demands whatsoever, whether at law or in equity, that each ever had, or may have had, known or unknown, against the other relating in any way to the broadcasting agreement, including without limitation any communication, representations, or warranties coinciding with that agreement.

                                SUBSEQUENT EVENTS
                           ---------------------------

     On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.19.

AMENDMENT  AGREEMENT

     On January 2, 2006, we amended the Convertible Debenture, Securities Purchase Agreement, Warrant Agreement and Registration Rights Agreement entered into with DLC in October 2005, to amend the number of warrants granted to DLC under the Warrant Agreement from five hundred million (500,000,000) warrants to two hundred million (200,000,000) warrants and to change the exercise price of such warrants to $0.0015 per share. The changes to the DLC funding documents affected by this amendment have been reflected throughout this Form 10-QSB, unless otherwise stated. We anticipate filing an amended Form SB-2 Registration Statement subsequent to this filing to amend our previous Form SB-2 Registration Statement to include these additional warrant shares.

SERIES  A  PREFERRED  STOCK

     On April 28, 2006, we filed an Amended Certificate of Designations of our Series A Preferred Stock ("Amendment") with the Secretary of State of Delaware to increase the number of authorized shares of our Series A Preferred Stock from one million (1,000,000) shares as was provided under the original designation to five million (5,000,000) shares of Series A Preferred Stock, which Amendment was approved by the unanimous consent of our Board of Directors on April 27, 2006. The original Certificate of Designation establishing the designations, preferences, limitations and relative rights of our Series A Preferred Stock was filed with the Secretary of State of Delaware on September 30, 2003. Subsequent to September 2003, the Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to Michael S. Pagnano in consideration for services rendered to the Company as its Chief Executive Officer.

     The Series A Preferred Stock ranks senior to any shares of common stock with respect to distributions upon liquidation, dissolution or winding up, except as limited below. The holders of the Series A Preferred Stock are:

     o    not  entitled  to  receive  any  dividends  paid  on  common  stock;

     o not entitled to receive out of our assets available for distribution any distribution of assets in the event of a voluntary and/or involuntary liquidation,

     o entitled to elect one director, voting separately as a class, as provided in the Certificate of Designations;

     o able to redeem any or all of the outstanding shares of Series A Preferred Stock at a per share redemption price of $0.05 per share (or $250,000 in aggregate); and

     o    not  able  to convert the preferred stock into shares of common stock.

     Additionally, while the Series A Preferred Stock is outstanding, we may not, without the affirmative vote of 66 and 2/3% of all the outstanding shares of Series A Preferred Stock, voting separately as a class, amend, alter or repeal any provision of our certificate of incorporation or bylaws, if such change would adversely affect the rights of the Series A Preferred Stock or any reclassification of the Series A Preferred Stock; or amend, alter or repeal any provision of the Statement of Designations of the Series A Preferred Stock.

     Each share of Series A Preferred Stock is able to vote three hundred (300) shares of our common stock.

     On May 1, 2006, our Board of Directors unimously approved via consent to action without a meeting, the issuance to our Chief Executive Officer and Director, Michael S. Pagnano, of four million (4,000,000) shares of our Series A Preferred Stock. Mr. Pagnano previously held one million (1,000,000) shares of our Series A Preferred Stock, and as a result of the additional issuance, he now holds five million (5,000,000) shares of Series A Preferred Stock, which entitles him to vote one and a half billion (1,500,000,000) shares of our common stock (with each share of Series A Preferred Stock having the right to vote three hundred (300) shares of our common stock). As a result, Mr. Pagnano has the right to vote 1,540,662,518 shares of our common stock (1,500,000,000 shares in connection with his ownership of 5,000,000 shares of our Series A Preferred Stock to vote 300 shares of our common stock; 37,219,368 shares of common stock which he holds individually, and 3,443,150 shares of common stock held by Mr. Pagnano's wife), representing approximately 38.5% of our common stock as of the filing of this report, based on 4,000,656,811 voting shares (which number includes the 1,500,000,000 shares Mr. Pagnano can vote due to his ownership of our Series A Preferred Stock and 2,459,994,293 shares of our common stock issued and outstanding as of May 16, 2006).

                                 NEW DLC FUNDING
                                -----------------

     On March 29, 2006, we entered into a term sheet with DLC (the"Term Sheet") whereby we agreed to sell an aggregate of $400,000 in convertible notes and up to 700,000,000 warrants at an exercise price of $0.004 per share. As currently contemplated by the parties, at the closing of the transaction, which is scheduled to occur on or around the week of the 22nd to the 26th of May, 2006, of which there can be no assurance, (the"Closing"), we will sell DLC a Convertible Note in theprincipal amount of one hundred and forty five thousand dollars ($145,000) (the"Note"), which shall bear interest at the Wall Street Journal Prime Rate plus 2% until paid or converted into shares of our common stock, currently 10% per annum as of the filing of this report, and a Stock Purchase Warrant to purchase an aggregate of 253,750,000 shares of our common stock (the"Warrant") at an exercise price of $0.004 per share, for aggregate consideration of $101,500. We also anticipate granting DLC registration rights to the shares the Note is convertible into and the shares the Warrant is exercisable for pursuant to a Registration Rights Agreement, and the shares of common stock issuable upon the conversion of the additional notes and additional warrants we anticipate selling to DLC, as described below, pursuant to a Registration Rights Agreement (the"Registration Agreement"). It is currently contemplated that upon the filing of a Registration Statement covering the Note, DLC will purchase additional Notes (the"Filing Notes") in the aggregate principal amount of fifty-five thousand dollars ($55,000) and additional warrants (the"Filing Warrants") to purchase an aggregate of 96,250,000 shares of Common Stock, for an aggregate purchase price of fifty-five thousand dollars ($55,000), with the closing of such purchase to occur within five (5) days of the filing date of the Registration Statement and to purchase additional notes (the"Effectiveness Notes" and, collectively with the Filing Notes, the"Additional Notes") in the aggregate principal amount of two hundred thousand dollars ($200,000) and additional warrants (the"Effectiveness Warrants" and, collectively with the Filing Warrants, the"Additional Warrants") to purchase an aggregate of 350,000,000 shares of Common Stock, for an aggregate purchase price of two hundred thousand dollars ($200,000) upon the effectiveness of the Registration Statement, with the closing of such purchase to occur within five
(5) days of the date the Registration Statement is declared effective by the Commission. The terms of the Additional Notes and the Additional Warrants are contemplated to be identical to the terms of the Notes and Warrants.
Furthermore, it is anticipated that the Common Stock underlying the Additional Notes and the Additional Warrants will be included in the Registration Statement to be filed pursuant to the Registration Rights Agreement.

     It is anticipated that the Convertible Debenture will be convertible into our common stock at the lesser of (i) $0.15 per share, (ii) seventy percent (70%) of the average of the five (5) lowest volume weighted average price ("VWAPs") of our common stock during the 20 most recent completed trading days of the common stock on the OTCBB, prior to date of conversion, (iii) seventy percent (70%) of the VWAP of our common stock for the most recent completed trading day prior to conversion, or (iv) seventy percent (70%) of the most recent closing bid price of our common stock prior to the conversion.

     Pursuant to the payment schedule of the debenture contained in the term sheet, we received $20,000 upon our entry into the term sheet, which amount was paid to Mandalay Entertainment in connection with the final payment on the Mandalay contract, as described above; we received $75,000 on April 7, 2006, which amount we have paid to Convergence File & Television, Inc., our production partner in connection with the filming of The WGL Million Dollar Shootout; we received $50,000 upon the filing of our 10-KSB for the year ended December 31, 2005; will receive $55,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture and will receive $200,000 upon the effectiveness date of such Form SB-2, as described above.

                               PLAN OF OPERATIONS

     During the remainder of the 2006 fiscal year we hope to enter into distribution contracts and/or distribution contracts for the broadcasting of our previously produced reality television series, The WGL Million Dollar Shootout. However, at the time of this filing we do not have a broadcast partner in the U.S. market or International markets. We are in discussions with several possible broadcast partners in both the U.S. and International markets. Additionally, per the participant contract, the $1,000,000 prize money is not due until thirty days after the final episode airs. We plan on paying the prize money from license fees received. However, if sufficient fees are not offered, the Company may choose not to air The WGL Million Dollar Shootout and will have no further obligations to pay the prize money. Additionally, we plan to produce two new television series during 2006, which may include the tentatively titled series, "Golf/Poker Invitational" ("GPI") and /or " Hot Day's & Hot Night's"
("HDHN"), which we hope to produce and film in 2006 and 2007, through WGL Entertainment., our wholly owned subsidiary.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock  Based  Compensation
--------------------------

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (FAS-123R). This statement replaces FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date for awards modified, repurchased, or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS-123R is effective for the Company on December 15, 2005. There is no impact on the Company's financial statements.

                        COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     Our sole revenues for the three months ended March 31, 2006 and 2005 were due to membership fee revenue. We had revenues of $11,097 for the three months ended March 31, 2006, compared to revenues of $307,714 for the three months ended March 31, 2005, a decrease in revenues of $296,617 or 96.4% from the prior period. The decrease in membership fee revenue was mainly due to decreased membership fees in connection with our prior "Play for Pay" business concept, which membership fees were sold on a wholesale basis to corporations. These licenses require us to manage a golf tournament hosted by and paid by a corporation at their sole expense. As of the filing of this report, no holder of the memberships has contacted us about hosting a tournament. As of approximately January 2005, we moved from the individual "Play for Pay" concept, and as of December 2005, we moved away from the wholesale "Play for Pay" concept. As of the filing of this report, we are solely focused on the development and production of golf themed reality television shows. While we moved away from the

"Play for Pay" concept in late 2005, certain memberships were sold by us during the fourth quarter of 2005 and actually paid by those membership holders during the three months ended March 31, 2006, which payment for prior sold memberships totaled $11,097 in revenue for the three months ended March 31, 2006.

     We had total expenses, consisting solely of operating, general and administrative expenses of $290,101 for the three months ended March 31, 2006, compared to total expenses, consisting solely of operating, general and administrative expenses of $1,238,634 for the three months ended March 31, 2005, a decrease in total expenses of $948,533 or 76.6% from the prior period. Expenses for the three months ended March 31, 2006, included payments made on our Mandalay contract, described above, costs associated with the marketing of the WGL Million Dollar Shootout and office expenses The main reason for the decrease in expenses from the prior period was the difference in "Play for Pay" expenses during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, as a substantial portion of our three months ended March 31, 2005 expenses were attributable to our "Play for Pay" operations, which business model we moved away from prior to the three months ended March 31, 2005.

     We had a net loss from operations for the three months ended March 31, 2006 of $279,004, compared to a net loss from operations for the three months ended March 31, 2005 of $930,920, a decrease in net loss from operations of $651,916 or 70% from the prior period. The decrease in net loss from operations was due to the 76.6% decrease in expenses from the prior period.

     We had total other expense of $397,054 for the three months ended March 31, 2006, compared to total other expense of $7,199 for the three months ended March 31, 2005, representing an increase in other expense of $389,855 or 5,415% from the prior period. The increase in total other expenses was mainly attributable to the $425,771 or 5,914% increase in interest expense for the three months ended March 31, 2006, compared to the prior period, which increase was attributable to the accounting treatment of our outstanding Convertible Debentures, including the DLC Convertible Debenture, which was not outstanding during the three months ended March 31, 2005.

     We had a net loss of $676,058 for the three months ended March 31, 2006, compared to a net loss of $938,119 for the three months ended March 31, 2005, a decrease in net loss of $262,061 or 27.9% from the prior period. The decrease in net loss was mainly caused by the 76.6% decrease in operating, general and administrative expenses and the 96.4% decrease in membership fee revenue for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We had total assets of $742,823 as of March 31, 2006, which assets consisted of $65,088 of current assets and $677,735 of non-current assets. This represented an increase in total assets of $46,623 or 6.7% from total assets of $696,200 as of December 31, 2005. The main reasons for the increase in total assets were the $21,588 of cash and cash equivalents as of March 31, 2006, compared to $-0- of cash and cash equivalents as of December 31, 2005 and the increase in advance to repurchase stock.

     Current assets as of March 31, 2006, consisted of cash and cash equivalents of $21,588 and advance to repurchase stock of $43,500, in connection with the repurchase of shares of common stock from three shareholders.

     Non-current assets as of March 31, 2006, consisted of property and equipment (net of accumulated deprecation of $13,903) of $15,933; capitalized film production costs of $659,927, which relate to The WGL Million Dollar Shootout; and other assets of $1,875.

     We had total liabilities, consisting solely of current liabilities, as of March 31, 2006 of $1,604,989, compared to total liabilities, consisting solely of current liabilities, as of December 31, 2005 of $2,355,518, a decrease in total liabilities of $750,529 or 31.9% from the prior period. The main reason for the decrease in total liabilities was the $933,840 or 57.0% decrease in convertible debenture derivative liability as of March 31, 2006, compared to December 31, 2005, which decrease was due to the conversion of the Convertible Debenture into shares of common stock during the three months ended March 31, 2006, which was offset by the $93,482 increase in convertible debenture, net of discount and the $95,000 increase in advance from related parties, which amount was advanced by our Chief Executive Officer, Michael S. Pagnano.

     Total current liabilities as of March 31, 2006 consisted of accounts payable of $120,546; accrued liabilities of $59,735; notes payable to prize winners of $280,081, in connection with amounts owed to prize winners of the 2001 World Golf League National Tournament, which notes bear interest at 5% per annum, and were due in September 2004, and which are currently in default; advance from related party of $148,185, which amount is owed to our Chief Executive Officer, Michael S. Pagnano, which amount is payable on demand and bears no interest; convertible debenture (net of discount of $188,237) of $292,938; and convertible debenture derivative liability of $703,504.

     We had negative working capital of $1,539,901 and a total accumulated deficit of $17,825,114 as of March 31, 2006.

     We had net cash used in operating activities of $222,761 for the three months ended March 31, 2006, which was mainly due to $676,058 of net loss offset by $430,219 of amortization of discount on derivative liability in connection with the Golden Gate and DLC Convertible Debentures.

     We had $19,660 of net cash used in investing activities for the three months ended March 31, 2006, which included $2,082 of purchase of fixed assets and $17,578 of increase in film production costs relating to The WGL Million Dollar Shootout.

     We had $264,009 of net cash provided by financing activities for the three months ended March 31, 2006, which was mainly due to $176,009 of proceeds from the exercise of stock warrants by Golden Gate and DLC and $95,000 of advance from a related party, which funds were advanced by our Chief Executive Officer, Michael S. Pagnano.


     Our ability to continue as a going concern is dependent upon several factors. These factors include:

     - our ability to generate sufficient cash flows to meet our obligations on a timely basis;
     -    obtain  additional  financing  or  refinancing  as  may  be  required;
     -    aggressively  control  costs;  and
     -    achieve  profitability  and  positive  cash  flows.

     We believe that we can continue our operations for approximately six (6) months if no additional funding is raised due to the amounts which DLC has committed to fund us, in connection with our entry into a Term Sheet, described in greater detail above, subsequent to the filing of this report. However, we anticipate the need for approximately $1,600,000 of additional financing to maintain our operations for the next twelve (12) months and complete the initial stages of development on our two planned reality television series as described above. There can be no assurance that the money we will require will be available; if available, will be on favorable terms; or that such anticipated funding will be sufficient to complete the planned series and/or for us to maintain our business operations.

     We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified, other than in connection with the Term Sheet with DLC. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations including the planned production of our new reality television series and /or the distribution of our completed television series, The WGL Million Dollar Shootout. We do not currently have commitments for capital at this time, other than the Term Sheet with DLC, described below, and in greater detail above under "Subsequent Events."

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

     Golden Gate Investors has contractually committed to convert not less than 5% of the original face value of the debenture monthly beginning the month after the effective date of the first registration statement. Golden Gate Investors is required to exercise warrants concurrently with the exercise of a conversion notice under the debenture and is committed to exercise at least 5% of the warrants per month after the effective date of the registration statements. In the event that Golden Gate Investors breaches the minimum restriction on the debenture and warrant, Golden Gate Investors will not be entitled to collect interest on the debenture for that month. If Golden Gate Investors submits a conversion notice and the volume weighted average price is less then $0.012 per share, then we will be entitled to prepay the portion of the debenture that is being converted at 150% of such amount. If we elect to prepay, then Golden Gate Investors may withdraw its conversion notice.

     Golden Gate Investors has further contractually agreed to restrict its ability to convert the debenture or exercise their warrants and receive shares of our common stock such that the number of shares held by Golden Gate Investors and its affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of our common stock.

     During the quarter ended March 31, 2006, we issued 85,341,944 shares in connection with conversions of $8,374 of the debentures held by Golden Gate. The face value of the debentures held by Golden Gate at March 31, 2006 was $144,506.


 DLC  CAPITAL  GROUP,  LLC  FUNDING
-----------------------------------

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

     o    $250,000  was  disbursed  on  October  13,  2005;
     o    $150,000  was  disbursed  on  October  26,  2005;
     o $100,000 was disbursed on November 4, 2005 after we filed a registration statement with the Securities and Exchange Commission (the "SEC"); and
     o    $200,000  was  disbursed  in  November  2005.

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

Convertible  Debenture
----------------------

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

     For purposes of the debenture, the "conversion price" is the lesser of (i) $0.25; (ii) seventy percent (70%) of the average of the five lowest volume weighted average prices during the twenty trading days prior to the conversion; or (iii) seventy percent (70%) of the volume weighted average price on the trading day prior to the conversion. If any portion of the principal or interest on the debenture is not paid within ten (10) days of the date it is due, then, as a late payment penalty, the percentages in (i) and (ii), above, will decrease by one percentage point for all conversions of the debenture thereafter. DLC has agreed that it will convert at least five percent (5%) of the face value of the debenture into shares of common stock each month. If DLC converts more than five percent (5%) of the debenture in any calendar month, the excess conversion amount will be credited against the next month's minimum conversion amount. If DLC converts less than five percent (5%) of the debenture in any month, DLC will not be entitled to collect interest on the debenture for that month if we provide DLC written notice, at least five business days prior to the end of the month of DLC's failure to convert the minimum required amount of common stock for that month.

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

     During the quarter ended March 31, 2006, we issued approximately 601,135,213 shares of common stock in connection with the conversion of approximately $314,223 of the outstanding debentures held by DLC. We also issued an aggregate of 18,827,847 shares of common stock to DLC in connection with the conversion of $11,070 of interest on such notes, as well as 200,000,000 shares of common stock to DLC in connection with the exercise of $166,183 of warrants associated with the convertible debentures. The face value of the remaining amount of the DLC debenture at March 31, 2006 was $336,669.


                                 DLC TERM SHEET
                                -----------------

          On March 29, 2006, we entered into a term sheet with DLC (the "Term Sheet") whereby we agreed to sell an aggregate of $400,000 in convertible notes and up to 700,000,000 warrants at an exercise price of $0.004 per share. As currently contemplated by the parties, at the closing of the transaction, which is scheduled to occur on or around the week of the 22nd to the 26th of May, 2006, of which there can be no assurance. It is anticipated that the Convertible Debenture will be convertible into our common stock at the lesser of
(i) $0.15 per share, (ii) seventy percent (70%) of the average of the five (5) lowest volume weighted average price ("VWAPs") of our common stock during the 20 most recent completed trading days of the common stock on the OTCBB, prior to date of conversion, (iii) seventy percent (70%) of the VWAP of our common stock for the most recent completed trading day prior to conversion, or (iv) seventy percent (70%) of the most recent closing bid price of our common stock prior to the conversion.

     Pursuant to the payment schedule of the debenture contained in the term sheet, we received $20,000 upon our entry into the term sheet, which amount was paid to Mandalay Entertainment in connection with the final payment on the Mandalay contract, as described above; we received $75,000 on April 7, 2006, which amount we have paid to Convergence File & Television, Inc., our production partner in connection with the filming of The WGL Million Dollar Shootout; we received $50,000 upon the filing of our 10-KSB for the year ended December 31, 2005; will receive $55,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture and will receive $200,000 upon the effectiveness date of such Form SB-2. The anticipated terms of the funding transaction are described in greater detail above under "New DLC Funding," above.

                                  RISK FACTORS
                            -------------------------
                         Risks Relating To Our Business
                       ----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

     We had a net loss of $3,020,100 for the year ended December 31, 2005, and a net loss of $676,058 for the three months ended March 31, 2006. We had negative working capital of $1,539,901 and an accumulated deficit of $17,825,114 as of March 31, 2006. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time, including changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with DLC. In the event that we cannot obtain additional financing or our financing arrangement with DLC is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

     It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $280,081 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We anticipate the need for approximately $1,600,000 of additional capital in order to continue our business operations, implement our business plan and complete the filming and production of our two planned reality television shows. Without this additional capital, the Company believes that it cannot operate at its current level of liquidity for more than approximately six (6) months. The Company is taking steps to raise additional debt or equity capital. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. Any additional financing may involve dilution to the Company's then-existing shareholders. At this time, no other additional financing has been secured or identified. The Company has no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

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

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

     We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of March 31, 2006 of $280,081 is in default. As discussed under the heading "Legal Proceedings," an individual has sued us alleging that they are one of the winners of the 2001 World Golf League National Tournament holding one of the notes which is in default in the amount of $22,500, and such individual has obtained a default judgment against us in the amount of $22,500. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

     In their report dated April 15, 2006, attached to our report on Form 10-KSB for the period ending December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses, including net losses of $3,020,100 for the year ended December 31, 2005, and a net loss of $676,058 for the three months ended March 31, 2006, negative working capital of $1,539,901, an accumulated deficit of $17,825,114 and total shareholders deficit of $862,166 as of March 31, 2006. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

     As of May 16, 2006, we had 2,459,994,293 shares of common stock issued and outstanding out of a total of 2,500,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 40,005,707 shares of our common stock. As a result, we may not have a sufficient number of authorized but unissued shares to allow for the conversion of our outstanding convertible debentures by Golden Gate and DLC and/or the exercise by Golden Gate and/or DLC of their outstanding warrants. As a result, we may face penalties in connection with such conversions and/or exercises and/or force us to repay such convertible debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future, which shareholder approval we may not be able to obtain. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the debenture holders to convert their debentures into shares of common stock and/or to allow them to exercise their warrants. These penalties and/or the requirement that we repay the debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     As of May 16, 2006, we had 2,459,994,293 shares of common stock issued and outstanding. We have registered the resale of approximately 1,412,000,000 shares of common stock for issuance under convertible debentures, which amount does not include any shares in connection with the new DLC funding, as described above, or the additional two hundred and fifty million (250,000,000) shares underlying warrants granted to DLC in connection with the amendment agreement with DLC, described above, or the conversion of any currently outstanding amount of convertible debentures or warrants held by Golden Gate or DLC. Additionally, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

     The currently outstanding convertible debentures are convertible by Golden Gate and DLC into shares of our common stock at a 20% and 30% discount, respectively, to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of our common stock. Golden Gate and DLC could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price.

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

     Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have registered 1,412,000,000 to cover the conversion of the convertible debentures to date, and will need to amend our Registration Statement in the future to cover the additional two hundred and fifty million (250,000,000) warrants issued to DLC in connection with the amendment agreement, and in connection with the new DLC funding, described above. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

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

     Pursuant to new Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-KSB for the year ended December 31, 2005, if we are late in filing our periodic filings two times prior to the expiration of the current twenty-four (24) month period, and/or late three times in any subsequent twenty-four (24) month period, we will be de-listed from the OTCBB, and as a result, our securities may become worthless, and we may be forced to curtail or abandon our business plan.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

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


ITEM 3.   CONTROLS AND PROCEDURES

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

(b) Changes in internal control over financial reporting. We have retained an independent third party accountant to assist us with the restatement of our financial statements as well as accounting issues moving forward. We believe these restatements to be a one-time occurrence in connection with the SEC's recent guidance regarding the accounting for embedded derivative securities.

                           PART II - OTHER INFORMATION
               --------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of March 31, 2006 of $280,081 is in default. We plan to repay the notes as our cash flow permits.

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

ITEM 2.  CHANGES IN SECURITIES

     On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 restricted shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.19. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     On May 1, 2006, our Board of Directors unanimously approved the issuance of 4,000,000 shares of our Series A Preferred Stock to our Chief Executive Officer and Director, Michael S. Pagnano in consideration for his continued service as Chief Executive Officer and for agreeing to enter into a new employment agreement with us. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On April 28, 2006, we filed an Amended Certificate of Designations of our Series A Preferred Stock ("Amendment") with the Secretary of State of Delaware to increase the number of authorized shares of our Series A Preferred Stock from one million (1,000,000) shares as was provided under the original designation to five million (5,000,000) shares of Series A Preferred Stock, which Amendment was approved by the unanimous consent of our Board of Directors on April 27, 2006. The original Certificate of Designation establishing the designations, preferences, limitations and relative rights of our Series A Preferred Stock was filed with the Secretary of State of Delaware on September 30, 2003. Subsequent to September 2003, the Board of Directors approved the issuance of 1,000,000 shares of Series A Preferred Stock to Michael S. Pagnano in consideration for services rendered to the Company as its Chief Executive Officer.

     The Series A Preferred Stock ranks senior to any shares of common stock with respect to distributions upon liquidation, dissolution or winding up, except as limited below. The holders of the Series A Preferred Stock are:

     o    not  entitled  to  receive  any  dividends  paid  on  common  stock;

     o not entitled to receive out of our assets available for distribution any distribution of assets in the event of a voluntary and/or involuntary liquidation,

     o entitled to elect one director, voting separately as a class, as provided in the Certificate of Designations;

     o able to redeem any or all of the outstanding shares of Series A Preferred Stock at a per share redemption price of $0.05 per share (or $250,000 in aggregate); and

     o    not  able  to convert the preferred stock into shares of common stock.

     Additionally, while the Series A Preferred Stock is outstanding, we may not, without the affirmative vote of 66 and 2/3% of all the outstanding shares of Series A Preferred Stock, voting separately as a class, amend, alter or repeal any provision of our certificate of incorporation or bylaws, if such change would adversely affect the rights of the Series A Preferred Stock or any reclassification of the Series A Preferred Stock; or amend, alter or repeal any provision of the Statement of Designations of the Series A Preferred Stock.

     Each share of Series A Preferred Stock is able to vote three hundred (300) shares of our common stock.

     On May 1, 2006, our Board of Directors unimously approved via consent to action without a meeting, the issuance to our Chief Executive Officer and Director, Michael S. Pagnano, of four million (4,000,000) shares of our Series A Preferred Stock. Mr. Pagnano previously held one million (1,000,000) shares of our Series A Preferred Stock, and as a result of the additional issuance, he now holds five million (5,000,000) shares of Series A Preferred Stock, which entitles him to vote one and a half billion (1,500,000,000) shares of our common stock (with each share of Series A Preferred Stock having the right to vote three hundred (300) shares of our common stock). As a result, Mr. Pagnano has the right to vote 1,540,662,518 shares of our common stock (1,500,000,000 shares in connection with his ownership of 5,000,000 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are each above to vote 300 shares of our common stock; 37,219,368 shares of common stock which he holds individually, and 3,443,150 shares of common stock held by Mr. Pagnano's wife), representing approximately 38.5% of our common stock as of the filing of this report, based on 4,000,656,811 voting shares (which number includes the 1,500,000,000 shares Mr. Pagnano can vote due to his ownership of our Series A Preferred Stock and 2,459,994,293 shares of our common stock issued and outstanding as of May 16, 2006).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits

Exhibit No.    Description
-----------    -----------

3.1(1)          Certificate  of  Designations  of  Series  A  Preferred  Stock

3.2* Certificate of Amendment to the Certificate of Designations of Series A Preferred Stock

4.1(2) Securities Purchase Agreement dated June 2004 entered between the Company and Golden Gate Investors, Inc.

4.2(2) Convertible Debenture dated June 2004 entered between the Company and Golden Gate Investors, Inc.

4.3(2) Warrant to Purchase Common Stock dated June 2004 issued to Golden Gate Investors, Inc.

4.4(2) Registration Rights Agreement dated June 2004 entered between Golden Gate Investors, Inc. and the Company

4.5(3) Securities Purchase Agreement dated October 13, 2005 entered between the Registrant and DLC Capital Group, LLC

4.6(3) Convertible Debenture dated October 13, 2005 entered between the Registrant and DLC Capital Group, LLC

4.7(3) Warrant to Purchase Common Stock dated October 13, 2005 issued to DLC Capital Group, LLC

4.8(3) Registration Rights Agreement dated October 13, 2005 between the Registrant and DLC Capital Group, LLC

4.5(3) Amendment to Securities Purchase Agreement, Convertible Debenture, Warrant and Registration Rights Agreement, dated October 27, 2005 entered between the Company and DLC Capital Group, LLC

10.1(4)         Agreement with Paxson Productions, Inc.

10.2(5)         Settlement and Release Agreement with Paxson

10.3*           Amendment Letter with DLC dated January 2, 2006

31.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed Herein.

(1) Filed as Exhibit 3.1 to our report on Form 8-K filed with the Commission on October 10, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 4.1, 4.2, 4.3, 4.4, 10.2 and 10.3, respectively, to the registration statement on Form SB-2 filed on July 27, 2004, and incorporated herein by reference.

(3) Filed as an Exhibit to our Registration Statement on Form SB-2, filed with the Commission on November 3, 2005, and incorporated herein by reference.

(4) Filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on August 10, 2005, and incorporated herein by reference.

(5) Filed as an Exhibit to our report on Form 8-K filed with the Commission on January 9, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the fiscal period covered by this report:

o We filed a report on Form 8-K on January 9, 2006, to report our entry into a Settlement and Release Agreement with Paxson Productions, Inc. d/b/a Paxson Entertainment; and

o We filed a report on Form 8-K on March 1, 2006, to report that effective February 22, 2006, the client auditor relationship between the Company and Pender Newkirk & Company, Certified Public Accountants ceased as the former accountant was dismissed.


The Company filed the following report on Form 8-K during the period subsequent to the period covered by this report:

o We filed a report on Form 8-K on April 13, 2006, to report our entry into a term sheet with DLC, and to report the non-reliance on our previously issued financial statements in connection with our financial statements for the periods ended June 30 and September 30, 2004, for the year ended December 31, 2004 and for the periods ended March 31, June 30 and September 30, 2005.





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE WORLD GOLF LEAGUE, INC.

DATED: May 22, 2006                       By: /s/ Michael S. Pagnano
                                              ------------------------
                                              Michael S. Pagnano
                                              Chief Executive Officer