Form 10QSB
period 2006-06-30
WORLD GOLF LEAGUE INC
filed 2006-08-21
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              -----------   --------------


                        Commission file number 000-49756


                             THE WORLD GOLF LEAGUE, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   98-0201235
                                (I.R.S. Employer
                              Identification No.)

                          963 HELMSLEY COURT, UNIT 107
                           LAKE  MARY,  FLORIDA  32746
                    (Address of principal executive office)

            2139 STATE ROAD 434, SUITE 101, LONGWOOD, FLORIDA, 32779
                                (Former Address)

                                 (407) 331-6272
                          (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 21, 2006, there were 2,499,305,663 shares of common stock, $0.001 par value, outstanding.

     Transitional  Small  Business  Disclosure  Format  (Check  one).
     Yes [ ]  No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [ ]  No  [X].

                          THE WORLD GOLF LEAGUE, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED June 30, 2006



                                     INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of June 30, 2006 and December 31, 2005            3

          Condensed Statements of Operations for the Three and Six
          Months Ended June 30, 2006 and 2005                                 4

          Statements of Cash Flow for the Six Months Ended
          June 30, 2006 and 2005                                              5

          Notes to Financial Statements                                       7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

     Item 3. Controls and Procedures                                          38

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                39

     Item 2. Changes in Securities and Use of Proceeds                        40

     Item 3. Defaults Upon Senior Securities                                  40

     Item 4. Submission of Matters to a Vote of Security Holders              41

     Item 5. Other Information                                                41

     Item 6. Exhibits                                                         41

SIGNATURES                                                                    42

CERTIFICATIONS                                                                43

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements




                           THE WORLD GOLF LEAGUE, INC
                                 BALANCE SHEETS
                                  (unaudited)


                                                   June 30,       December 31,
                                                     2006             2005
                ASSETS
CURRENT ASSETS
   Cash and cash equivalents                     $      5,325     $          -
   Advance to repurchase stock                              -           37,500

TOTAL CURRENT ASSETS                             ------------     ------------
                                                        5,325           37,500
                                                 ------------     ------------

OTHER ASSETS
   Deposits                                             1,875            1,875
   Fixed Assets, net of accumulated
    depreciation of $14,649 and $13,278,
     respectively                                      15,187           14,476
   Capitalized Film Production Cost                   679,927          642,349

                                                 ------------     ------------
   TOTAL ASSETS                                  $    702,314     $    696,200
                                                 ============     ============


   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                              $     45,546     $    125,694
   Bank Overdraft                                           -           10,738
   Accrued liabilities                                 79,444           81,205
   Notes payable to prize winners                     277,081          281,081
   Advance from related party                         224,326           20,000
   Convertible debentures, net of discount
     Of $133,525 and $604,317 respectively            279,911          199,456
   Convertible debenture derivative liability         733,472        1,637,344

                                                 ------------   --------------
   Total current liabilities                        1,639,780        2,355,518
                                                 ------------   --------------
LONG TERM LIABILITIES
   Convertible debenture, net of discount of
      $160,321 and $0                                  29,679                -
   Convertible debenture derivative liability         246,481                -
                                                 ------------   --------------
   TOTAL LIABILITIES                                1,915,940        2,355,518
                                                 ------------   --------------

STOCKHOLDERS' DEFICIT
   Series A preferred stock, $0.001 par
     value per share; 5,000,000 shares authorized;
     4,000,000 and 1,000,000 shares issued
     at June 30, 2006 and December 31, 2005,
     respectively                                       5,000           1,000
   Common stock, $0.001 par value per share;
     2,500,000,000 shares authorized; 2,499,994,293
     and 2,260,133,750 shares issued and outstanding
     at June 30, 2006 and December 31, 2005,
     respectively                                   2,499,994       1,280,689
   Additional paid-in capital                      15,661,005      14,308,928
   Unissued common stock                               61,139          61,139
   Treasury Stock, at cost, 2,576,817 shares         (162,018)       (162,018)
   Accumulated deficit                            (19,278,746)    (17,149,056)
                                                 ------------   -------------
   Total stockholders' deficit                     (1,213,626)     (1,659,318)
                                                 ------------   -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    702,314   $     696,200
                                                 ============   =============





                          THE WORLD GOLF LEAGUE, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS


                                       For the Three Months Ended   For the Six Months Ended
                                               June 30,                    June 30,
                                      ---------------------------    ----------------------------
                                         2006             2005           2006            2005
                                                       (Restated)                     (Restated)
                                      -----------     -----------    -----------    -------------

  Membership fee revenue                        -         117,038         11,097          424,752
                                      -----------     -----------    -----------    -------------

     Total Revenue                              -         117,038         11,097          424,752


  Operating, general and
      Administrative expenses          (1,212,362)       (387,900)    (1,502,256)      (1,626,534)
                                      -----------     -----------    -----------    -------------

      Net operating loss               (1,212,362)       (270,862)    (1,491,159)      (1,201,782)


OTHER INCOME (EXPENSES)
  Interest expense                       (100,875)        (21,540)      (533,845)         (38,654)
  Gain/(Loss) on Derivative Liability    (140,395)       (124,672)      (104,686)        (113,189)
  Other income                                  -          64,730              -           64,730
                                      -----------     -----------    -----------    -------------

NET LOSS                              $(1,453,632)    $  (352,344)   $(2,129,690)   $  (1,288,895)
                                      ===========     ===========    ===========    =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING       1,940,077,245     680,059,485  2,102,314,828      581,475,160
                                    =============     ===========  =============    =============

TOTAL BASIC AND DILUTED NET
 LOSS PER SHARE                       $     (0.00)    $     (0.00)   $     (0.00)   $       (0.00)
                                      ===========     ===========    ===========    =============



                                               THE WORLD GOLF LEAGUE, INC.
                                           STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2006


                       PREFERRED  STOCK        COMMON  STOCK         ADDITIONAL   UNISSUED
                     -------------------   ----------------------     PAID-IN      COMMON      TREASURY    ACCUMULATED     TOTAL
                      SHARES     AMOUNT     SHARES        AMOUNT      CAPITAL      STOCK        STOCK        DEFICIT      DEFICIT
                     --------   --------   --------      --------   -----------  ----------   ----------  ------------   --------


Balance as of
December 31, 2005   1,000,000   $  1,000  1,280,689,054  $1,280,689 $14,308,928  $   61,139   $ (162,018) $(17,149,056) $(1,659,318)


Common stock issued
  for services              -          -     74,139,792      74,140     (11,392)          -            -             -       62,748


Common stock issued
  for Conversion of
  debentures And
  exercise of warrants      -          -    905,304,904     905,305    (392,949)          -            -             -      512,356

Reduction in derivative
  liability For
  conversion of
  debenture And
  exercise of warrants      -          -              -           -     898,107           -            -             -      898,107

Net loss                    -          -              -           -           -           -            -      (676,058)    (676,058)
                     --------   --------  -------------  ---------- -----------  ----------   ----------  ------------   ----------
Balance as of March
  31, 2006          1,000,000   $  1,000  2,260,133,750  $2,260,134 $14,802,694  $   61,139   $ (162,019) $(17,825,114)    (862,166)
                    =========   ========  =============  ========== ===========  ==========   ==========  ============   ==========


Common stock issued
  for Conversion of
  debentures And
  exercise of               -          -    141,400,000     141,400     (73,661)          -            -             -       67,739

Common stock issued
  for private placement                     58,460,543      58,460     (38,000)                                             20,461

Common stock issued
  for commitment fee                         40,000,000      40,000     (24,000)                                             16,000

Preferred stock issued
  for services      4,000,000      4,000                                956,000                                             960,000

Reduction in derivative
  liability For
  conversion of
  debenture                 -          -              -           -      37,972                                              37,972

Net loss                    -          -              -           -           -           -            -    (1,453,632)  (1,453,632)
                    ---------   --------  -------------  ---------- -----------  ----------   ----------  ------------   ----------
Balance as of June
  30, 2006          5,000,000  $  5,000   2,499,994,293  $2,499,994 $15,661,005  $   61,139   $ (162,019) $(19,278,746)  (1,213,626)
                    =========   ========  =============  ========== ===========  ==========   ==========  ============   ==========





                          THE WORLD GOLF LEAGUE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                   Six Months Ended June 30,
                                                  --------------------------
                                                      2006           2005
                                                    Restated
                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $ (2,129,690)  $(1,288,895)
   Adjustments to reconcile net loss to net
      cash used in operating activities                              994,975
   Preferred Stock issued for services                 960,000
   Common Stock issued for services                     62,541
   Loss on Derivative liability                        104,686
   Amortization of discount on derivative
      Liability                                        514,610
   Depreciation and Amortization                         1,371
   Change in assets and liabilities:
      Accounts Payable                                 (80,390)
      Accrued Expenses                                  (1,761)
      Bank Overdraft                                   (10,738)
                                                  ------------   -----------
       Net cash used in operating activities          (579,371)     (293,920)
                                                  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                              (2,082)            -
  Increase in film production cost                                   (37,578)
                                                  ------------   -----------
       Net cash used in investing activities           (39,600)            -
                                                  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance to repurchase stock                           37,500
  Advance from related party                           204,326             -
  Proceeds from exercise of stock warrants             176,009       307,000
  Payments on notes payable to prize winners            (4,000)       (2,074)
  Net proceeds from note payable                       190,000             -
  Net proceeds from private placement                   20,461
                                                  ------------  ------------
       Net cash provided by financing activities       624,296       304,926
                                                  ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                5,325        11,006

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               -        15,373
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      5,325  $     26,379
                                                  ============  ============
Supplemental Information
  Interest paid                                   $     10,837  $      7,399
  Conversion of convertible debentures
        To common stock                           $    965,846  $     27,000
  Non-cash financing activities:
        Discount on long term convertible
           debenture                              $    190,000  $          -
        Derivative liability                      $    264,981  $          -


                           The World Golf League, Inc.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of World Golf League, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in World Golf League's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

World  Golf  League  has  incurred  losses totaling $19,278,746 through June 30,
2006, and had negative working capital at June 30, 2006. Because of these conditions, World Golf League will require additional working capital to continue operations and develop the business. World Golf League intends to raise additional working capital through continued financing arrangements with its current debenture holders, private placements and public offerings.

There are no assurances that World Golf League will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through the methods mentioned above necessary to support its working capital requirements. There are no assurances that the additional financing will be available and if it is not, then World Golf League may not continue its operations or execute its business plan.

These conditions raise substantial doubt about World Golf League's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should World Golf League be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBENTURES

During 2004, World Golf League issued $250,000 of Convertible Debentures ("2004 Debentures") with 2,500,0000 warrants. The Debenture was fully funded in 2004. During the quarter ended June 30, 2006, there was no conversion of the debentures. The face value of the 2004 Debenture at June 30, 2006 was $144,506. The carrying amount of the 2004 debenture was $144,506 as the discount was fully amortized over the term of the note. The 2004 debenture is currently is default and World Golf League is in negotiations with the holder for an extension.

During 2005, World Golf League issued $700,000 of Convertible Debentures ("2005 Debentures") with 500,000,000 warrants that were fully funded. Effective January 2006, the Company amended its agreement to change from 500,000,000 warrants to 200,000,000 warrants. During the quarter ended June 30, 2006, World Golf League issued 141,400,000 shares in connection with the conversion of $67,739 of its 2005 issued convertible debentures. No interest was paid for the quarter and no warrants were converted during the quarter. There are no warrants outstanding under the 2005 debenture. The face value of the 2005 debenture at June 30, 2006 was $268,930. The carrying amount is $135,405, net of an unamortized discount of $133,525.

In May 2006, World Golf League issued $400,000 of Convertible Debentures ("May 2006 debentures.") The May 2006 debenture bears interest at 10% until paid or converted into shares of our common stock and is due in May 2009. The May 2006 debenture has a Stock Purchase Warrant to purchase an aggregate of 700,000,000 shares of our common stock at an exercise price of $0.004 per share. The May 2006 debenture is convertible into World Golf League's common stock at the lesser of (i) $0.001 per share, (ii) seventy percent (70%) of the average of the 5 lowest volume weighted average price of our common stock during the 20 most recent completed trading days of the common stock on the OTCBB, prior to date of conversion, (iii) seventy percent (70%) of the VWAP of our common stock for the most recent completed trading day prior to conversion, or (iv) seventy percent (70%) of the most recent closing bid price of our common stock prior to the conversion. The holder will not be able to convert any portion of the note if the conversion price is below $.001 per share. At June 30, 2006, $190,000 of the May 2006 debenture has been funded. The carrying amount of this debenture is $29,679, net of an unamortized discount of $160,321. 253,750,000 warrants were issued and outstanding at June 30, 2006.

World Golf League determined that all of the Convertible Debentures were derivatives under the guidance in SFAS 133, "Accounting for Derivatives," and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." All the debentures contain compound embedded derivatives which according to the guidance, must be bifurcated and accounted for separately and recorded at market value at each balance sheet date. In addition, the warrants that are attached to these convertible debentures were also considered to be free-standing derivatives under SFAS 133. These were also bifurcated and accounted for separately according to the fair market value of the warrants.

Since inception of the debentures, the compound embedded derivatives were valued by an independent valuation expert using a lattice model based on a probability weighted average cash flow method. The warrants were valued using a Black Scholes model with computed volatility rates and discount rates.

At June 30, 2006, the market value of the 2004 debenture derivative liability was $574,645. The change from December 31, 2005 was derived from (1) conversions of the debenture during the three months ended March 31, 2006 of $30,422. This amount was included in additional paid in capital; and (2) a net loss on derivative liability for the six months ended June 30, 2006 of $49,654. Interest expense of $113,339 was recognized relating to the amortization of the discount for the six months ended June 30, 2006.

At June 30, 2006, the market value of the 2005 debenture derivative liability was $158,827. The change from December 31, 2005 was derived from (1) conversions of the debenture during the six months ended June 30, 2006 of $905,656 which was recorded in additional paid in capital and (2) a net gain on derivative liability of $17,447 for the six months ended June 30, 2006. Interest expense of $357,473 was recognized relating to the amortization of the discount for the six months ended June 30, 2006.

At June 30, 2006, the market value of the May 2006 debenture derivative liability was $246,481 and is considered to be long-term. At inception, the derivative liability was in excess of the face amount of the debenture resulting in a loss at inception on derivative liability of $90,981. At June 30, 2006, there was a write-down of the derivative liability relating to the market value as of that date, resulting in an additional loss of $18,500. Interest expense of $29,679 was recorded relating to the amortization of the discount.

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

Based on the determination of the 2004 debentures containing compound embedded derivatives, World Golf League restated its previously issued interim financial statements as of and for the periods ended March 31 and June 30, 2005. The impacts of the restatement are as follows:

Statements of Operations for the three months ended June 30, 2005:

                         As Previously Issued         Impact         Restated
                         ---------------------       --------       ----------
Interest expense               $      7,036          $ 14,504       $ 21,540(a)
Loss on derivative liability              -           124,672        124,672(b)
Net Loss                       $   (213,168)          $(139,176)    $(352,344)

(a) Restated amount related to amortization of the discount
(b) Restated amount related to market value of derivative liability at June 30, 2006


Statements of Operations for the six months ended June 30, 2005:

                             As Previously Issued       Impact        Restated
                             --------------------      -------        --------
Interest expense                  $   14,235           $ 24,419       $ 38,654
Loss on derivative liability      $        -            113,189            113
189
Net Loss                          $(1,212,643)           76.252    ($1,288,895)


NOTE 5 - CONTINGENCIES

In 2005, World Golf League completed the production of its reality TV Show, "The Million Dollar Shoot Out." In January 2006, pursuant to arrangements with the contestants participating in the golf tournament, the winning contestant became entitled to receive $1,000,000 30 days subsequent to the "airing" of the last episode on a TV network. Management has not reached a final agreement with a television network for the airing of the TV show. Related production costs have been capitalized pending either the TV airing or a determination they are worthless.


NOTE 6 - COMMON STOCK

World Golf League issued 40,000,000 shares to the May 2006 debenture holder. The market value of these shares was $24,000 on the date of issuance was included in the calculation of the initial discount and derivative liability associated with the May 2006 debenture. The impact of the market value was allocated to the debt proceeds and incorporated in the inception loss recorded of $90,981.

During the three and six months ended June 30, 2006, the 2004 debenture holder converted $8,374 of his debentures and was issued 85,306,389 shares of common stock.

During the three months and six months ended June 30, 2006, the 2005 debenture holder converted $314,223 and $67,739 of his debentures and was issued 594,663,669 and 141,400,000 shares of common stock, respectively. 200,000,000 shares were issued for exercise of warrants during the six months ended June 30, 2006 for proceeds of $156,183.


NOTE 7 - RELATED PARTY

During the quarter ended June 30, 2006, World Golf League borrowed $47,000 from one of its officers. The loan is payable on demand and has no stated interest rate. $63,783 is also accrued for unpaid salaries. As of June 30, 2006, World Golf League owes $224,326 to this same officer.


NOTE  8  -  PREFERRED  STOCK

On May 1, 2006, World Golf League issued 4,000,000 shares to our Chief Executive Officer and Director, of our Series A Preferred Shares. He previously held 1,000,000 shares of our Series A Preferred Stock, and as a result of the additional issuance, he now holds 5,000,000 shares of Series A Preferred Stock. The preferred shares were issued with 300 to 1 voting rights as it relates to the voting rights of the common share holders and an optional redemption feature at World Golf League's option for $0.05 a share World Golf League estimated the market value of the preferred shares issued during the three months ended June 30, 2006 at its common stock equivalent market value. The common stock equivalent was determined to be 1,200,000,000 shares of common stock based on the voting rights and valued at the market value of the common shares on the date of issuance. The market value of these shares was $960,000 and is included in compensation expense on the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE WORLD GOLF LEAGUE, INC. ("WGL", "WORLD GOLF," THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

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

THE  WGL  MILLION  DOLLAR  SHOOTOUT  REALITY  TELEVISION  EVENT

In April 2006, we completed post production on the first season of our reality based television series entitled "The WGL Million Dollar Shootout." We invited 22 players to compete for $1,000,000 in a WGL handicapped, winner takes all, event. Participants were chosen from an online application; however, in the future, we may charge potential participants a small entrance fee to play in a qualifying event with an opportunity to advance to The WGL Million Dollar Shootout. This first competition was held at the Reunion Resort & Club in Orlando, Florida.

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

The WGL Million Dollar Shoot Out (MDSO) is under final review by several major network outlets. We hope to have a US distribution contract no later than September 30, 2006, for airing late Fall 2006 or early Winter 2007, of which there can be no assurance. Additionally, we hope to have a contract for distribution in the United Kingdom no later than September 30, 2006, to air the MDSO in the Fall of 2006, of which there can be no assurance. The MDSO is also in final review for airing in the Asian market, which we hope to finalize and prepare for broadcast during the Fall season of 2006, of which there can be no assurance. WGL Entertainment plans to produce at least 2 additional MDSO's. It is anticipated that these episodes will air in the Summer of 2007 and Fall of 2007, assuming we have sufficient funds to film and produce such episodes and we are able to enter into distribution agreements in connection with such episodes of which there can be no assurance.

WGL Entertainment plans to produce "Hot Days and Hot Nights", a reality entertainment series which includes four professional female golfers and three bachelors on each team. Each team will golf during the day for points and party at night in Las Vegas for additional points. Winners will be determined by a combination of their golfing abilities and night life party ability. We believe that this series will have broad appeal to both golfers and non golfers alike. Currently the series is planned to be shot in Las Vegas in the Winter of 2007.

AMENDMENT  AGREEMENT

With an effective date of January 2, 2006, we amended the Convertible Debenture, Securities Purchase Agreement, Warrant Agreement and Registration

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

On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.

On June 4, 2006, the 2004 debentures issued to Golden Gate became due and the outstanding balance is $144,506 with six months accrued interest of $5,093. We anticipate repaying the Golden Gate debenture with funds we anticipate receiving from DLC in connection with the Closing (as defined below).

SERIES  A  PREFERRED  STOCK

On April 28, 2006, we filed an Amended Certificate of Designations of our Series A Preferred Stock ("Amendment") with the Secretary of State of Delaware to increase the number of authorized shares of our Series A Preferred Stock from one million (1,000,000) shares as was provided under the original designation to five million (5,000,000) shares of Series A Preferred Stock, which Amendment was approved by the unanimous consent of our Board of Directors. On June 30, 2006, we filed an Amended Certificate of Designations to our Series A Preferred Stock with the Secretary of State of Delaware to increase the number authorized shares of our Series A Preferred Stock from five million (5,000,000) shares of Series A Preferred Stock to ten million (10,000,000) shares of Series A Preferred Stock, which designations was approved by the unanimous consent of our Board of Directors.

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

On May 1, 2006, our Board of Directors unanimously approved via consent to action without a meeting, the issuance to our Chief Executive Officer and Director, Michael S. Pagnano, of four million (4,000,000) shares of our Series A Preferred Stock. Mr. Pagnano previously held one million (1,000,000) shares of our Series A Preferred Stock. On July 5, 2006, our Board of Directors unanimously approved the issuance to Mr. Pagnano of an additional five million (5,000,000) shares of Series A Preferred Stock. As a result of the additional issuances, he now holds ten million (10,000,000) shares of Series A Preferred Stock, which entitles him to vote three billion (3,000,000,000) shares of our common stock (with each share of Series A Preferred Stock having the right to vote three hundred (300) shares of our common stock). As a result, Mr. Pagnano has the right to vote 3,040,662,518 shares of our common stock (3,000,000,000 shares in connection with his ownership of 10,000,000 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock are each above to vote 300 shares of our common stock; 37,219,368 shares of common stock which he holds individually, and 3,443,150 shares of common stock held by Mr. Pagnano's wife), representing approximately 55.3% of our common stock as of the filing of this report, based on 5,499,994,293 voting shares (which number includes the 3,000,000,000 shares Mr. Pagnano can vote due to his ownership of our Series A Preferred Stock and 2,499,994,293 shares of our common stock issued and outstanding as of August 14, 2006).

                                 NEW DLC FUNDING
                                -----------------

We and DLC Capital Group, LLC ("DLC") entered into a Securities Purchase Agreement dated as of May 18, 2006 (the "Closing" and the "Purchase Agreement") whereby we agreed to sell an aggregate of $400,000 in convertible notes ("Convertible Notes" or "Notes") and up to 700,000,000 warrants to purchase shares of our common stock at an exercise price of $0.004 ("Stock Purchase Warrants" or "Warrants"). At the Closing, we sold DLC a Convertible Note in the principal amount of one hundred and forty five thousand dollars ($145,000) (the "Note") and a Stock Purchase Warrant to purchase an aggregate of 253,750,000 shares of our common stock at an exercise price of $0.004 per share. We also granted DLC registration rights to the shares the Note is convertible into; the shares the Warrant is exercisable for pursuant to a Registration Rights Agreement, and the shares of common stock issuable upon the conversion of the additional notes and additional warrants we agreed to sell to DLC as described below, pursuant to a Registration Rights Agreement (the "Registration Agreement").

Additionally, DLC agreed that upon the filing of a Registration Statement covering the Note, it would purchase additional Notes (the "Filing Notes") in the aggregate principal amount of fifty-five thousand dollars ($55,000) and additional warrants (the "Filing Warrants") to purchase an aggregate of 96,250,000 shares of Common Stock, with the closing of such purchase to occur within five (5) days of the filing date of the Registration Statement and to purchase additional notes (the "Effectiveness Notes" and, collectively with the Filing Notes, the "Additional Notes") in the aggregate principal amount of two hundred thousand dollars ($200,000) and additional warrants (the "Effectiveness Warrants" and, collectively with the Filing Warrants, the "Additional Warrants") to purchase an aggregate of 350,000,000 shares of Common Stock upon the effectiveness of the Registration Statement, with the closing of such purchase to occur within five (5) days of the date the Registration Statement is declared effective by the Commission. The terms of the Additional Notes and the Additional Warrants shall be identical to the terms of the Notes and Warrants. The Common Stock underlying the Notes and Warrants, as well as additional amounts of shares in connection with the conversion of accrued interest on the Notes, as provided in the Notes, are referred to herein as the "Registrable Securities," and shall be included in the Registration Statement to be filed pursuant to the Registration Rights Agreement.

Pursuant to the Purchase Agreement, we agreed that we would not, without the prior written consent of DLC, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (A) the issuance of common stock at a discount to the market price of the common stock on the date of issuance; (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock; or (C) the issuance of warrants during the period beginning on the Closing, and ending on the later of (i) two hundred seventy (270) days from the Closing, or (ii) one hundred eighty (180) days from the date the Registration Statement which we are required to file pursuant to the Registration Rights Agreement is declared effective by the Securities and Exchange Commission (the later period being the "Lock-up Period"). Additionally, we agreed, subject to certain exceptions provided in the Purchase Agreement, to not conduct any equity financing (including debt with an equity component) during the period beginning on the Closing, and ending two (2) years after the end of the Lock-up Period unless we previously deliver to DLC written notice describing the terms and conditions of the proposed future offering, and provide DLC fifteen days to purchase its pro rata share as calculated in the Purchase Agreement, of the securities being offered in the future offering on the same terms as contemplated by such future offering, which right was further modified by the Right to Match provision of the Notes, described below.

We also agreed to grant DLC 40,000,000 shares of our restricted common stock as a commitment fee in connection with the Closing of the funding.

As of the date of this filing, we have sold an aggregate of $190,000 in Convertible Notes to DLC, which includes the $145,000 in Convertible Notes sold to DLC at the Closing and an additional $45,000 of the Filing Notes (as defined above) sold to DLC in advance of the filing date of our Form SB-2 Registration Statement. As a result of this advance, we only anticipate selling approximately $10,000 in Convertible Notes to DLC in connection with the filing of our Form SB-2 Registration Statement and will receive the final $200,000 upon the effectiveness date of such Form SB-2.

CONVERTIBLE  NOTE
-----------------

The $145,000 Note bears interest at the rate of ten percent (10%) per annum, payable each month in arrears until due on May 18, 2009 ("Maturity Date"). Any amount of principal or interest not paid on the Maturity Date bears interest at the rate of fifteen 15% per annum from the Maturity Date until paid. Additionally, the Note is convertible into shares of our common stock at any time prior to the Maturity Date, as described below, provided that DLC shall not be able to convert any portion of the Note into shares of common stock, if such conversion would result in beneficial ownership by DLC of more than 4.99% of our then outstanding shares of common stock. The Note may not be prepaid by us without the consent of DLC. The additional Notes described above to be issued subsequent to the Closing will have the same terms and conditions as the Note issued on the Closing, and such Notes will be due and payable on the third anniversary of their issuance date.

The Notes are convertible into shares of our common stock at the lesser of (i) $0.15 per share, (ii) seventy percent (70%) of the average of the five (5) lowest volume weighted average price ("VWAPs") trading days of our common stock during the 20 most recent completed trading days of the common stock on the OTCBB, prior to the date of conversion, (iii) seventy percent (70%) of the VWAP of our common stock for the most recent completed trading day prior to conversion, or (iv) seventy percent (70%) of the most recent closing bid price of our common stock prior to the conversion. Notwithstanding the foregoing, in the event that the conversion price in effect is less than $0.001 (the "Minimum Conversion Price"), then the Holder shall not be entitled to convert any portion of the Notes, unless we waive such Minimum Conversion Price.

If an Event of Default occurs under the Notes (as describe and defined therein), DLC may cause the Notes to be immediately due and payable and to force us to pay it an amount equal to the greater of 150% of the amount remaining to be paid on the Notes (the "Default Sum"), or (a) the highest number of shares of common stock issuable upon conversion of the Default Sum, treating the trading day immediately preceding the date on which DLC has requested payment of the Default Sum as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, multiplied by (b) the highest closing price for our common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the date on which DLC has requested payment of the Default Sum (the "Default Amount"). Additionally, if we fail to pay the Default Amount within five (5) business days of the date written notice that such amount is due and payable is given by DLC, then DLC has the right at any time, so long as we remain in default (and so long and to the extent that there are sufficient authorized shares), to require us, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of our common stock equal to the Default Amount divided by the Conversion Price then in effect.

STOCK  PURCHASE  WARRANT
------------------------

In connection with the Purchase Agreement, we sold DLC a Warrant to purchase up to 253,750,000 fully paid and nonassessable shares of our common stock, at an exercise price per share equal to $0.004 (the "Exercise Price"). The Warrant is exercisable at any time or from time to time before 6:00 p.m., New York, New York time on the third (3rd) anniversary of the date of issuance of the Warrant, May 18, 2009 (the "Exercise Period"). The additional Warrants described above to be issued subsequent to the Closing will have the same terms and conditions as the Warrant issued on the Closing, and such Warrants will be exercisable until the third anniversary of their issuance date.

The Warrant includes a provision, whereby if we issue or grant any warrants, rights or options, whether or not immediately exercisable, to subscribe for or to purchase common stock or other securities convertible into or exchangeable for common stock; subdivide or combine our common stock at any time the Warrant is outstanding; consolidate or merge with another company; distribute our assets in a partial liquidation or winding up, the exercise price and amount of shares which the Warrant is convertible into is automatically adjusted as provided in the Warrant.

Additionally, the Warrant contains a cashless exercise feature, whereby if the resale of the shares underlying the Warrant is not then registered pursuant to an effective registration statement under the Securities Act, the Warrant may be exercised by a cashless exercise, in lieu of paying the Exercise Price in cash, and DLC is able to surrender the Warrant for that number of shares of common stock determined by multiplying the number of shares to which it would otherwise be entitled, by a fraction, the numerator of which is the difference between the then market price per share of our common stock and the Exercise Price, and the denominator of which is the then market price per share of our common stock. For example, if DLC is exercising 100,000 Warrants with a per Warrant exercise price of $0.15 per share through a cashless exercise when the market price of our common stock is $0.25 per share, then upon such cashless exercise DLC will be able to receive 40,000 shares of our common stock.


REGISTRATION  RIGHTS  AGREEMENT
-------------------------------

The Registration Rights Agreement provides that we shall prepare and file a Registration Statement with the Securities and Exchange Commission covering the shares convertible into common stock in connection with the Note and exercisable into shares of common stock in connection with the Warrant within thirty (30) days of the Closing date. Additionally, we agreed to use our best efforts to obtain effectiveness of such Registration Statement as soon as possible after such filing, but in no event later than ninety (90) days from the Closing date.

Additionally, pursuant to the Registration Statement, we agreed to use our best efforts to obtain effectiveness of the Registration Statement as soon as practicable. If (i) the Registration Statement covering the Registrable Securities required to be filed by us is not filed within thirty (30) days of the Closing date, or declared effective by the SEC on or prior to one hundred twenty (120) days from the Closing date, or (ii) after the Registration
Statement has been declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the Registration Statement, or
(iii) our common stock ceases to be listed or included for quotation on the Over-The-Counter Bulletin Board, or another market or exchange as described in the Registration Rights Agreement, then we agreed to make a payment to DLC in an amount equal to $10,000 for each 30-day period or any portion thereof following the date which we agreed that such Registration Statement would be filed with the SEC, or the date that we agreed that such Registration Statement would be declared effective with the SEC, provided, however, that such payment will not exceed $50,000 in the aggregate. We agreed that these payments would be in partial compensation to DLC, and that such payments will not constitute DLC's exclusive remedy for such events. Additionally, we agreed that the payments described above would be made to DLC in cash.

                                SUBSEQUENT EVENTS
                                -----------------

Effective August 1, 2006, we entered into a thirty-six (36) month, renewable, Executive Employment Agreement with Michael S. Pagnano, to serve as our Chief Executive Officer, President, Secretary, Treasurer and Chief Financial Officer (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Pagnano is to receive a salary of $20,000 per month for the first year he is employed pursuant to the Employment Agreement (August 1, 2006 to July 31, 2007); $23,000 per month for the second year he is employed (August 1, 2007 to July 31, 2008); and $28,150 per month for the third year he is employed (August 1, 2008 to July 31, 2009).

The Employment Agreement also provides that Mr. Pagnano be reimbursed for his healthcare expenses and that he be provided a car allowance in the amount of $1,000 per month for the 1st year of the Employment Agreement, $1,200 a month for the second year, and $1,500 a month for the third year he is employed by us pursuant to the Employment Agreement. Mr. Pagnano is also entitled to participate in any employee benefit plan which the Company may adopt and any incentive program or discretionary bonus program of the Company which may be implemented by the Company's board of directors. Mr. Pagnano may renew the employment agreement for successive one (1) year terms, by providing the Company with written notice at least thirty (30) days, but not more than sixty (60) days, before the end of the thirty-six (36) month term. Mr. Pagnano may terminate his employment for "good reason" by giving the Company ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with the Company; (ii) his compensation is reduced; or (iii) the Company does not pay any material amount of compensation due under the employment agreement and then fails either to pay such amount within the ten (10) day notice period required for termination or to contest in good faith such notice.

The Company may terminate the employment agreement without cause. In the event of termination for good reason by Mr. Pagnano or without cause by the Company, the Company is obligated to pay Mr. Pagnano a severance payment equal to $150,000 in addition to all payments of salary earned by Mr. Pagnano through such date of termination in one lump sum payment.

On August 16, 2006, Michael S. Pagnano, our Chief Executive Officer and President, as well as our majority shareholder, approved the filing of an Amendment to our Certificate of Incorporation with the Secretary of State of Delaware, to change our name from "The World Golf League, Inc." to "WGL Entertainment Holdings, Inc." and to increase the number of shares of common stock that we are authorized to issue to Ten Billion (10,000,000,000) shares of common stock, reauthorized the par value of $.001 per share of common stock ("Common Stock"), and reauthorize 10,000,000 shares of "blank check" preferred stock, par value $.001 per share("Preferred Stock"). The Amendment to the Certificate of Incorporation will become effective with the Secretary of State of Delaware on August 23, 2006.

Distribution  Agreement

In  May  2006,  we  entered  into  a  Television  Distribution  Agreement  (the
"Distribution Agreement"), with The Television Syndication Company, Inc. ("TSC"). The Distribution Agreement provides for TSC to perform services to us as sole marketer and distributor of the MDSO in the US, Canada, the United Kingdom, South Africa, Asia, Australia and the Middle East. TSC shall receive base compensation (which varies depending upon the media broadcasting of the MDSO) equal to 25% of the gross revenues received from the licensing of the MDSO in the US, 35% of such revenues for licensing the MDSO in Canada, 50% of the revenues for licensing the MDSO in any of the other countries in the world. The term of the Distribution Agreement was one (1) year, and from year to year thereafter if the MDSO generates and continues to generate revenues, unless terminated by either party by giving the non-terminating party no less than 90 days notice of such intention to terminate. We have not licensed the MDSO to any parties for broadcasting to date, nor have we generated any revenues from the MDSO to date.

                               PLAN  OF  OPERATIONS

During the remainder of the 2006 fiscal year we hope to enter into distribution contracts and/or distribution contracts for the broadcasting of our previously produced reality television series, The WGL Million Dollar Shootout. However, at the time of this filing we do not have a broadcast partner in the U.S. market or any international markets. We are in discussions with several possible broadcast partners in both the U.S. and Internationally. Additionally, per the participant contract, the $1,000,000 prize money is not due until thirty days after the final episode airs. We plan on paying the prize money from license fees received. However, if sufficient fees are not offered, the Company may choose not to air The WGL Million Dollar Shootout and will have no further obligations to pay the prize money. Additionally, we plan to produce a new television series during 2006, "Hot Day's & Hot Night's" ("HDHN"), which we hope to produce and film in 2006 and 2007, through WGL Entertainment, our wholly owned subsidiary.

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

We anticipate the need for approximately $1,000,000 in additional funding during the next 12-24 months to produce, film and complete post production on the HDHN, which funds we do not currently have.

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

Derivative  Valuation
---------------------

The market value of our derivative liabilities are estimated using a lattice based probability weighted average cash flow model taking into account various probabilities relating to certain events happening. Our debentures contain compound embedded derivatives and our valuation method incorporates various assumptions based on what we believe the likelihood of occurrence to be on each of the derivative elements.

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We had no revenues for the three months ended June 30, 2006, compared to revenues of $117,038 for the three months ended June 30, 2005. The decrease in membership fee revenue was mainly due to decreased membership fees in connection with our prior "Play for Pay" business concept, which membership fees were sold on a wholesale basis to corporations. These licenses require us to manage a golf tournament hosted by and paid by a corporation at their sole expense. As of the filing of this report, no holder of the memberships has contacted us about hosting a tournament. As of approximately January 2005, we moved from the individual "Play for Pay" concept, and as of December 2005, we moved away from the wholesale "Play for Pay" concept. As of the filing of this report, we are solely focused on the development and production of golf themed reality television shows.

We had total expenses, consisting solely of operating, general and administrative expenses of $1,212,362 for the three months ended June 30, 2006, compared to total expenses, consisting solely of operating, general and administrative expenses of $387,900 for the three months ended June 30, 2005, an increase in total expenses of $824,462 or 212.5% from the prior period. Expenses for the three months ended June 30, 2006, included payments made on the Mandalay contract, described above, costs associated with the marketing of the WGL Million Dollar Shootout and certain consulting expenses. The main reason for the increase in expenses for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 was due to the consulting fees paid in connection with the marketing of the "Million Dollar Shoot Out" show and the issuance of 4,000,000 shares of Series A Preferred Stock to our Chief Executive Officer, Michael S. Pagnano, during the three months ended June 30, 2006, at its estimated market value of $960,000.

We had a net loss from operations for the three months ended June 30, 2006 of $1,453,632, compared to a net loss from operations for the three months ended June 30, 2005 of $352,344, an increase in net loss from operations of $1,101,288 from the prior period. The increase in net loss from operations due to the $824,462 or 212.5% increase in consulting expenses and the $117,038 decrease in membership fee revenue for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

We had total other expense of $241,270 for the three months ended June 30, 2006, compared to total other expense of $78,482 for the three months ended June 30, 2005, representing an increase in other expense of $162,788 from the prior period. The increase in total other expenses was mainly attributable to the $79,335 increase in interest expense for the three months ended June 30, 2006, compared to the prior period, which increase was attributable to the accounting treatment of our outstanding Convertible Debentures, including the DLC Convertible Debenture sold in May 2006, which was not outstanding during the three months ended June 30, 2005. In addition, there was an increase in the loss on derivative liability from prior period of $15,723 related to the market value of our outstanding Convertible Debentures.

We had a net loss of $1,453,632 for the three months ended June 30, 2006, compared to a net loss of $352,344 for the three months ended June 30, 2005, an increase in net loss of $1,101,288 from the prior period. The increase in net loss was caused by the $824,462 or 212.5% increase in operating, general and administrative expenses, which increase was mainly attributable to the value of the Series A Preferred Stock issued to our Chief Executive Officer, Michael S. Pagnano during the three months ended June 30, 2006, compared to the three months ended June 30, 2005, as there was no corresponding issuance of stock during the prior period.

SIX  MONTHS  ENDED  JUNE  30,  2006  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2005

We recognized membership fee revenue of $11,097 and $424,752 for the six months ended June 30, 2006 and June 30, 2005, respectively, a decrease of $413,655 or 97.4% from the prior period.

The decrease in membership fee revenue was mainly due to decreased membership fees in connection with our prior "Play for Pay" business concept, which membership fees were sold on a wholesale basis to corporations. These licenses require us to manage a golf tournament hosted by and paid by a corporation at their sole expense. As of the filing of this report, no holder of the memberships has contacted us about hosting a tournament. As of approximately January 2005, we moved from the individual "Play for Pay" concept, and as of December 2005, we moved away from the wholesale "Play for Pay" concept. As of the filing of this report, we are solely focused on the development and production of golf themed reality television shows. While we moved away from the "Play for Pay" concept in late 2005, certain memberships were sold by us during the fourth quarter of 2005 and actually paid by those membership holders during the first three months of 2006, which payment for prior sold memberships totaled $11,097. We had no membership fee revenue for the three months ended June 30, 2006 (as described above).

Operating, general and administrative expenses decreased $124,278 or 7.6% to $1,502,256 for the six months ended June 30, 2006, compared to operating, general and administrative expenses of $1,626,534 for the six months ended June 30, 2005. The decrease in operating, general and administrative expenses was due to our change in business strategies away from our "Play for Pay" concept to the filming, production and promotion of The Million Dollar Shootout, our reality-based television series and related expenses. The majority of our operating, general and administrative expenses for the six months ended June 30, 2006 was due to the issuance of 4,000,000 shares of Series A Preferred Stock to our Chief Executive Officer, Michael S. Pagnano, during the three months ended June 30, 2006, at its estimated market value of $960,000.

Net operating loss increased $278,797 to $1,491,159 for the six months ended June 30, 2006, compared to net operating loss of $1,201,782 for the six months ended June 30, 2005. The increase in net operating loss was directly attributable to the large decrease in membership fee revenue coupled with the relatively small decrease in general and administrative expenses for the three months ended June 30, 2006, compared to the prior period.

Interest expense increased $495,191 to $533,845 for the six months ended June 30, 2006, compared to interest expense of $38,654 for the six months ended June 30, 2005. The increase in interest expense was due to our issuance of $250,000 of convertible notes that bear interest at a rate of 7% per annum subsequent to June 30, 2005, as well as the sale of $145,000 in convertible debentures to DLC in May 2006, which debentures accrue interest at the rate of 10% per annum until paid.

We had loss on derivative liability of $104,686 for the six months ended June 30, 2006, compared to loss on derivative liability of $113,189 for the six months ended June 30, 2005, which loss was due to the amortization of the discounts related to our convertible debentures.

Net loss increased $840,798 to $2,129,690 for the six months ended June 30, 2006, compared to net loss of $1,288,895 for the six months ended June 30, 2005. The decrease in net loss was primarily attributable to the $413,655 or 97.4% decrease in membership fee revenue, coupled with the $495,191 increase in interest expense for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $702,314 as of June 30, 2006, which assets consisted of $5,325 of current assets and $696,989 of non-current assets. This represented an increase in total assets of $6,114 from total assets of $696,200 as of December 31, 2005. The main reasons for the increase in total assets were the $37,578 increase in capitalized film production cost to $679,927 as of June 30, 2006, compared to $642,349 of capitalized film production cost as of December 31, 2005 offset by the $32,175 decrease in current assets to $5,325 as of June 30, 2006, compared to $37,500 as of December 31, 2005.

Current assets as of June 30, 2006, consisted of cash and cash equivalents of $5,325.

Non-current assets as of June 30, 2006, consisted of property and equipment (net of accumulated deprecation of $14,649) of $15,187; capitalized film production costs of $679,927, which relate to the filming and production of The WGL Million Dollar Shootout; and other assets of $1,875.

We had total liabilities, as of June 30, 2006 of $1,915,940, compared to total liabilities, consisting solely of current liabilities, as of December 31, 2005 of $2,355,518, a decrease in total liabilities of $439,578 from the prior period. The main reason for the decrease in total liabilities was the $903,872 decrease in convertible debenture derivative liability as of June 30, 2006, compared to December 31, 2005, which decrease was due to the conversion of the Convertible Debenture into shares of common stock during the six months ended June 30, 2006, which was offset by the $80,455 increase in convertible debenture, net of discount, the $204,326 increase in advance from related parties, which amount was advanced by our Chief Executive Officer, Michael S. Pagnano, and the $276,160 increase in long term liabilities for as of June 30, 2006, compared to December 31, 2005, which increase was due to the sale of additional convertible debentures to DLC during the six months ended June 30, 2006.

Total current liabilities as of June 30, 2006 consisted of accounts payable of $45,546; accrued liabilities of $79,444; notes payable to prize winners of $277,081, in connection with amounts owed to prize winners of the 2001 World Golf League National Tournament, which notes bear interest at 5% per annum, and were due in September 2004, and which are currently in default; advance from related party of $224,326, which amount is owed to our Chief Executive Officer, Michael S. Pagnano, which amount is payable on demand and bears no interest; convertible debenture (net of discount of $133,525) of $279,911; and convertible debenture derivative liability of $733,472.

We had negative working capital of $1,634,455 and a total accumulated deficit of $19,278,746 as of June 30, 2006.

We had net cash used in operating activities of $579,371 for the six months ended June 30, 2006, which was mainly due to $2,129,690 of net loss offset by $514,610 of amortization of discount on derivative liability in connection with the Golden Gate and DLC Convertible Debentures and $960,000 of non-cash compensation expense related to the fair market value of the 4,000,000 shares of Series A Preferred Stock issued to our Chief Executive Officer, Michael S. Pagnano during the six months ended June 30, 2006.

We had $39,600 of net cash used in investing activities for the six months ended June 30, 2006, which included $2,082 of purchase of fixed assets and $37,578 of increase in film production costs relating to The WGL Million Dollar Shootout.

We had $624,296 of net cash provided by financing activities for the six months ended June 30, 2006, which was mainly due to $176,009 of proceeds from the exercise of stock warrants by Golden Gate and DLC, $204,326 of advance from a related party, which funds were advanced by our Chief Executive Officer, Michael S. Pagnano and $190,000 in net proceeds received from the sale of Convertible Debentures to DLC, as described herein.

Our ability to continue as a going concern is dependent upon several factors. These factors include:

     - our ability to generate sufficient cash flows to meet our obligations on a timely basis;
     -    obtain  additional  financing  or  refinancing  as  may  be  required;
     -    aggressively  control  costs;  and
     -    achieve  profitability  and  positive  cash  flows.

We believe that we can continue our operations for approximately six (6) months if no additional funding is raised due to the amounts which DLC has committed to fund us, in connection with our entry into the Purchase Agreement, described in greater detail above. However, we anticipate the need for approximately $1,600,000 of additional financing to maintain our operations for the next twelve (12) months and complete the initial stages of development on our two planned reality television series as described above. There can be no assurance that the money we will require will be available; if available, will be on favorable terms; or that such anticipated funding will be sufficient to complete the planned series and/or for us to maintain our business operations.

We are attempting to raise additional funds through debt and/or equity offerings. We intend to use any funds raised to pay down debt and to provide us with working capital. There can be no assurance that any new capital would be available to us or that adequate funds for our operations, whether from our revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to us. Any additional financing may involve dilution to our then-existing shareholders. At this time, no additional financing has been secured or identified, other than in connection with the Closing with DLC. We have no commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations including the planned production of our new reality television series and /or the distribution of our completed television series, The WGL Million Dollar Shootout. We do not currently have commitments for capital at this time, other than the Closing with DLC, described below, and in greater detail above under "New DLC Funding."

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

During the six months ended June 30, 2006, Golden Gate did not convert any of its debentures. The face value of the debentures held by Golden Gate at June 30, 2006 was $144,506.

DLC  CAPITAL  GROUP,  LLC  FUNDING
------------------------------------

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

Convertible  Debenture
-----------------------

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

During  the  six  months  ended  June  30,  2006,  we  issued  approximately
141,400,000 shares of common stock in connection with the conversion of approximately $67,739 of the outstanding debentures held by DLC. The face value of the remaining amount of the DLC debenture at June 30, 2006 was $68,930.

MAY  2006  DLC  FUNDING
-----------------------

We and DLC entered into a Securities Purchase Agreement dated as of May 18, 2006 (the "Closing" and the "Purchase Agreement") whereby we agreed to sell an aggregate of $400,000 in convertible notes ("Convertible Notes" or "Notes") and up to 700,000,000 warrants to purchase shares of our common stock at an exercise price of $0.004 ("Stock Purchase Warrants" or "Warrants"). At the Closing, we sold DLC a Convertible Note in the principal amount of one hundred and forty five thousand dollars ($145,000) (the "Note") and a Stock Purchase Warrant to purchase an aggregate of 253,750,000 shares of our common stock at an exercise price of $0.004 per share.

Additionally, DLC agreed that upon the filing of a Registration Statement covering the Note, it would purchase additional Notes (the "Filing Notes") in the aggregate principal amount of fifty-five thousand dollars ($55,000) and additional warrants (the "Filing Warrants") to purchase an aggregate of 96,250,000 shares of Common Stock, with the closing of such purchase to occur within five (5) days of the filing date of the Registration Statement and to purchase additional notes (the "Effectiveness Notes" and, collectively with the Filing Notes, the "Additional Notes") in the aggregate principal amount of two hundred thousand dollars ($200,000) and additional warrants (the "Effectiveness Warrants" and, collectively with the Filing Warrants, the "Additional Warrants") to purchase an aggregate of 350,000,000 shares of Common Stock upon the effectiveness of the Registration Statement, with the closing of such purchase to occur within five (5) days of the date the Registration Statement is declared effective by the Commission. The terms of the Additional Notes and the Additional Warrants shall be identical to the terms of the Notes and Warrants. The May 2006 Closing with DLC is described in greater detail above under "New DLC Funding."

Of the money received in connection with the sale of the $400,000 in Notes to DLC, we received $20,000 upon our entry into the term sheet in connection with the May 2006 Closing, which amount was paid to Mandalay Entertainment ("Mandalay") in connection with the final payment on a contract we had with Mandalay; we received $75,000 on April 7, 2006, which amount we have paid to Convergence File & Television, Inc., our production partner in connection with the filming of The WGL Million Dollar Shootout; we received $50,000 upon the filing of our 10-KSB for the year ended December 31, 2005; and we received an advance of $45,000 subsequent to the filing of our 10-KSB for the year ended December 31, 2005, which we used to pay various accrued professional fees and general corporate expenses; we will receive $10,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture and will receive the final $200,000 upon the effectiveness date of such Form SB-2.

                                  RISK FACTORS
                            -------------------------
                         Risks Relating To Our Business
                       ----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

We had a net loss of $3,020,100 for the year ended December 31, 2005, and a net loss of $2,129,690 for the six months ended June 30, 2006. We had negative working capital of $1,634,455 and an accumulated deficit of $19,278,746 as of June 30, 2006. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time, including changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with DLC. In the event that we cannot obtain additional financing or our financing arrangement with DLC is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $280,000 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We anticipate the need for approximately $1,000,000 of additional capital in order to continue our business operations, implement our business plan and complete the filming and production of our planned reality television show during 2006 and 2007. Without this additional capital, the Company believes that it cannot operate at its current level of liquidity for more than approximately six (6) months. The Company is taking steps to raise additional debt or equity capital.

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

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of June 30, 2006 of $280,081 is in default. As discussed under the heading "Legal Proceedings," an individual has sued us alleging that they are one of the winners of the 2001 World Golf League National Tournament holding one of the notes which is in default in the amount of $22,500, and such individual has obtained a default judgment against us in the amount of $22,500. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

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

In their report dated April 15, 2006, attached to our report on Form 10-KSB for the period ending December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses, including net losses of $3,020,100 for the year ended December 31, 2005, and a net loss of $2,129,690 for the six months ended June 30, 2006, negative working capital of $1,634,455, an accumulated deficit of $19,278,746 and total shareholders deficit of $1213,626 as of June 30, 2006. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of August 21, 2006, we had 2,499,305,663 shares of common stock issued and outstanding. We have registered the resale of approximately 1,412,000,000 shares of common stock for issuance under convertible debentures, which amount does not include any shares in connection with the new DLC funding, as described above, or the additional two hundred and fifty million (250,000,000) shares underlying warrants granted to DLC in connection with the amendment agreement with DLC, described above, or the conversion of any currently outstanding amount of convertible debentures or warrants held by Golden Gate or DLC. Additionally, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 in convertible debentures. The convertible debentures are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In May 2006, we agreed to sell an aggregate of $400,000 in convertible debentures to DLC, which debentures are due and payable, with 10% interest on May 18, 2009. Any event of default could require the early repayment of the convertible debentures at a price equal to 150% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by Commission under the Securities Exchange Act of 1934. The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction;
(iv) monthly account statements showing the market value of each penny stock held in the customer's account and (v) the rules require that a broker wait two business days after sending the risk disclosure document to an investor before effecting a transaction in penny stocks for that investor. As a result of the penny stock rules, the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock. Additionally, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM  3.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of end of the period covered by this Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management determined on April 10, 2006, that our historical accounting treatment of Convertible Debentures and Warrants was incorrect and that the Company would need to restate its financial statements for the year ended December 31, 2004 and for the periods ended March 31, June 30, and September 30, 2005. We have determined that our convertible debentures and warrants were not accounted for appropriately in these periods in accordance with the requirements of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," and related rules. As a result, our financial statements for these periods, should no longer be relied upon by our shareholders. We have discussed these matters with Malone & Bailey, P.C. and Ham, Langston & Brezina, LLP, the independent registered public accounting firm that audited the Company's financial statements for the year ended December 31, 2004 and reviewed the Company's financial statements for the periods ended June 30 and September 30, 2004 and March 31, June 30 and September 30, 2005.

     The Company is working with its independent registered public accounting firm to complete the review of the accounting matters discussed above. Once this review is complete, the Company will restate its applicable financial statements and file amendments to its reports with the Commission reflecting these restatements as soon as practicable.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM  1.  LEGAL  PROCEEDINGS

In July 2003, we entered into a Stipulated Injunction with the State of Florida Office of the Attorney General regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that, after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we receive from the sale of our common stock by the former Novus stockholders. During the year ended December 31, 2003, we paid $314,000 to the Florida Attorney General and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 in full settlement. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of June 30, 2006 of approximately $280,000 is in default. We plan to repay the notes as our cash flow permits.

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

ITEM  2.  CHANGES  IN  SECURITIES


On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 restricted shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act"), since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

On May 18, 2006, we entered into the Purchase Agreement with DLC, an accredited investor, for the sale of an aggregate of (i) $400,000 in convertible debentures and (ii) warrants to buy 700,000,000 shares of our common stock at an exercise price of $0.004 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transactions did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On or about May 25, 2006, we issued 40,000,000 shares of restricted common stock to DLC as a commitment fee, in connection with our entry into the Note and Securities Purchase Agreement. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transactions did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On July 5, 2006, our Board of Directors unanimously approved the issuance of 5,000,000 shares of our Series A Preferred Stock to our Chief Executive Officer and Director, Michael S. Pagnano in consideration for his continued service as Chief Executive Officer and for agreeing to enter into a new employment agreement with us. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  a)  Exhibits

Exhibit  No.    Description
-  -----------    -----------

3.1(1)          Certificate  of  Designations  of  Series  A  Preferred  Stock

3.2(7) Certificate of Amendment to the Certificate of Designations of Series A Preferred Stock

3.2(8) Certificate of Amendment to the Certificate of Designations of Series A Preferred Stock

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

10.2(5)         Settlement  and  Release  Agreement  with  Paxson

10.3(6)         Securities Purchase Agreement with DLC dated May 18, 2006

10.4(6)         Convertible Note with DLC dated May 18, 2006

10.5(6)         Stock Purchase Warrant with DLC dated May 18, 2006

10.6(6)         Registration Rights Agreement with DLC dated May 18, 2006

10.7(7)         Amendment  Letter  with  DLC  dated  January  2,  2006

10.8*           Employment  Agreement  with  Michael  S.  Pagnano

10.9*           Television Distribution Agreement

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

(6) Filed as Exhibits to our report on Form 8-K filed with the Commission on May 25, 2006, an incorporated herein by reference.

(7) Filed as Exhibits to our Quarterly Report on Form 10-QSB, filed with the Commission on May 22, 2006, and incorporated herein by reference.

(8) Filed as an Exhibit to our Report on Form 8-K filed with the Commission on July 5, 2006, and incorporated herein by reference.

   b) Reports on Form 8-K filed during the three months ended June 30, 2006:

     o We filed a report on Form 8-K on May 25, 2006, to report our entry into the May 18, 2006 Securities Purchase Agreement and related agreements with DLC.

     Reports filed subsequent to the three months ended June 30, 2006:

     o We filed a report on Form 8-K on July 5, 2006, to report that we filed an amended Certificate of Designations to increase the number of shares of our Series A Preferred Stock.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE WORLD GOLF LEAGUE, INC.

DATED: August 21, 2006                       By: /s/ Michael S. Pagnano
                                             ------------------------
                                             Michael S. Pagnano
                                             Chief Executive Officer