Form 10QSB
period 2006-09-30
WGL ENTERTAINMENT HOLDINGS, INC.
filed 2006-11-20
CIK 1171176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                For the quarterly period ended September 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT  OF  1934

        For the transition period from   _______________ to ____________

                        Commission file number: 000-49756

                        WGL ENTERTAINMENT HOLDINGS, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                 98-0201235
     ---------------------                      ----------------------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
 incorporation  or  organization)                Identification  No.)


                          963 HELMSLEY COURT, UNIT 107
                            LAKE MARY, FLORIDA 32746
                    -----------------------------------------
                     (Address of principal executive office)


                           THE WORLD GOLF LEAGUE, INC.
                  ---------------------------------------------
                                  (Former Name)


                                 (407) 328-8538
                             ----------------------
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of November 15, 2006, there were 4,522,805,663 shares of common stock, $0.001 par value, outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Transitional  Small  Business Disclosure Format (Check one). Yes [ ] No [X]

                                      INDEX
                                                                          PAGE
                          PART I. FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and December 31, 2005                                  3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2006 and 2005 (unaudited)          4

         Statement of Stockholders Equity Deficit (Unaudited)               5

         Condensed Consolidated Statements of Cash Flow for the
         Nine Months Ended September 30, 2006 and 2005 (unaudited)          7

         Notes to Unaudited Consolidated Financial Statements               8

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             12

Item 3   Controls and Procedures                                           44

                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                 45

Item 2   Changes in Securities and Use of Proceeds                         45

Item 3   Defaults Upon Senior Securities                                   46

Item 4   Submission of Matters to a Vote of Security Holders               46

Item 5   Other Information                                                 46

Item 6   Exhibits                                                          47

         SIGNATURES                                                        50

PART I - FINANCIAL INFORMATION

                        WGL ENTERTAINMENT HOLDINGS, INC.
                     (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED September 30, 2006

Item 1          Financial Statements

                        WGL ENTERTAINMENT HOLDINGS, INC.
                     (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                          CONSOLIDATED BALANCE SHEETS
                                   Unaudited

                                                September 30,          December 31,
                                                    2006                   2005
                                              ----------------     -------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                   $     15,942           $          -
   Prepaid expenses                                  80,849                      -
   Advance to repurchase stock                            -                 37,500
                                              ----------------     -------------------
TOTAL CURRENT ASSETS                                 96,791                 37,500
OTHER ASSETS
   Deposits                                           1,875                  1,875
   Fixed Assets, net of accumulated
   depreciation of $13,331 and
   $13,278, respectively                             12,505                 14,476
   Capitalized Film Production Cost                 679,927                642,349
                                              ----------------     -------------------
TOTAL ASSETS                                   $    791,098           $    696,200
                                              ================     ===================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                            $     88,573           $    125,694
   Bank Overdraft                                         -                 10,738
   Accrued liabilities                              111,629                 81,205
   Notes payable to prize winners                   277,081                281,081
   Advance from related party                       354,532                 20,000
   Convertible debenture, net of discount of
   $236,924 and $604,317 as of September 30, 2006
   and December 31, 2005, respectively              175,512                199,456
   Convertible debenture derivative liability       636,282              1,637,344
                                              ----------------     -------------------
Total current liabilities                         1,643,609              2,355,518

LONG TERM LIABILILITIES

   Convertible debenture , net of discount of
    $148,502 and $0 as  of September 30, 2006 and
    December 31, 2005, respectively                  41,498                      -
   Convertible debenture derivative liability       105,268                      -
                                              ----------------     -------------------
Total liabilities                                 1,790,375              2,355,518
                                              ----------------     -------------------

STOCKHOLDERS' DEFICIT
   Series A preferred stock, $0.001 par value
   per share; 10,000,000 shares authorized;
   10,000,000 and 1,000,000 shares issued at
   September 30, 2006 and December 31, 2005,
   respectively                                      10,000                  1,000

   Common stock, $0.001 par value per share;
   10,000,000,000 shares authorized;
   2,906,805,663 and 1,280,689,054 shares issued
   and outstanding at September 30, 2006 and
   December 31, 2005, respectively                2,906,805              1,280,689
   Additional paid-in capital                    16,226,944             14,308,928
   Unissued common stock                             61,139                 61,139
   Treasury Stock, at cost 2,576,817 shares        (162,018)              (162,018)
   Accumulated deficit                          (20,042,147)           (17,149,056)
                                              ----------------     -------------------
Total stockholders' deficit                        (999,277)            (1,659,318)
                                              ----------------     -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    791,098           $    696,200
                                              ================     ===================

                 See Notes to Consolidated Financial Statements

                              WGL ENTERTAINMENT HOLDINGS, INC.
                           (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                     For the Three Months Ended     For the Nine Months Ended
                                             September 30,                September 30,
                                                        2005                            2005
                                        2006         (Restated)         2006         (Restated)
                                   ---------------  -------------  --------------   --------------
Membership fee revenue             $            -   $     99,196   $       11,097   $    523,948

Operating, general and
 Administrative expenses               (1,068,404)      (464,608)      (2,570,660)    (2,091,142)
                                   ---------------  -------------  --------------   --------------

Net loss form operations               (1,068,404)      (365,412)      (2,559,563)    (1,567,194)

OTHER INCOME (EXPENSES)
 Interest expense                         (66,079)       (28,618)        (599,924)       (67,272)
 Gain/Loss on debt Extinguishment         180,113                         180,113
 Gain/(Loss) on Derivative
 Liability                                188,046         95,956           47,625        (17,233)
 Other income                               2,919          3,131           38,861         67,861
 Other Expenses                                 -              -             (203)             -
                                   ---------------  -------------  --------------   --------------

NET LOSS                           $     (766,324)  $   (294,943)  $   (2,893,091)  $ (1,583,838)
                                   ===============  =============  ==============   ==============
BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF SHARES
OUTSTANDING                         2,612,892,296    954,829,153    2,215,212,831    706,425,710
                                   ===============  =============  ==============   ==============

TOTAL BASIC AND DILUTED NET
LOSS PER SHARE                     $        (0.00)  $      (0.00)  $        (0.00)  $      (0.00)
                                   ===============  =============  ==============   ==============

                 See Notes to Consolidated Financial Statements

                                                 WGL ENTERTAINMENT HOLDINGS, INC.
                                             (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                                            STATEMENT OF STOCKHOLDERS EQUITY DEFICIT
                                                           (Unaudited)

                                                                  Additional  Unissued
                                                                    Paid-in    Common    Treasury    Accumulated       Total
                    Preferred Stock             Common Stock        Capital     Stock      Stock       Deficit        Deficit
                   Shares     Amount       Shares        Amount
Balance as of
December31,2005   1,000,000  $ 1,000  1,280,689,054   $1,280,689   14,308,928   $61,139  $(162,018)  $(17,149,056)  $(1,659,318)

Common stock
issued for
services                                 74,139,792       74,140      (11,392)                                           62,748

Common stock
issued for
conversion of
debentures and
exercise of
warrants                                905,304,904      905,305     (392,949)                                          512,356

Reduction in
derivative
liability for
conversion of
debenture and
exercise of
warrants                                                              898,107                                           898,107

Net Loss                                                                                                 (673,135)     (673,135)
                  --------------------------------------------------------------------------------------------------------------
Balance as of
March 31, 2006    1,000,000    1,000  2,260,133,750    2,260,134   14,802,694    61,139   (162,018)   (17,822,191)     (859,010)
                  ==============================================================================================================
Common stock
issued for
conversion of
debentures and
exercise of
warrants                                141,400,000      141,400      (73,661)                                           67,739


Common stock
issued for
private
placement                                58,460,543       58,460      (38,000)                                           20,460

Common stock
issued for
commitment fee                           40,000,000       40,000      (24,000)                                           16,000

Preferred stock
issued for
services          4,000,000    4,000                                  956,000                                           960,000

Reduction in
derivative
liability for
conversion of
debenture                                                              37,972                                            37,972

Net Loss                                                                                               (1,453,632)   (1,453,632)
                  --------------------------------------------------------------------------------------------------------------
Balance as of
June 30,2006      5,000,000    5,000  2,499,994,293    2,499,994   15,661,005    61,139   (162,018)   (19,275,746)   (1,210,703)
                  ==============================================================================================================
Common stock
issued for
services                                380,000,000      380,000     (266,000)                                          114,000

Common stock
issued for
conversion of
debts                                    27,500,000       27,500      (13,750)                                           13,750

Preferred stock
issued for
services          5,000,000    5,000                                  895,000                                           900,000

Common stock
cancelled                                  (688,630)        (689)     (49,311)                                          (50,000)

Net Loss                                                                                                 (766,324)     (766,324)
                  --------------------------------------------------------------------------------------------------------------
Balance as of
Sept 30, 2006    10,000,000   10,000  2,906,805,663    2,906,805   16,226,944    61,139   (162,018)   (20,042,147)     (999,277)
                  ==============================================================================================================

                 See Notes to Consolidated Financial Statements

                        WGL ENTERTAINMENT HOLDINGS, INC.
                     (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    Unaudited

                                                      Nine Months Ended Sept 30,
                                                     --------------------------
                                                                         2005
                                                          2006       As Restated
                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(2,893,091)  $ (1,583,838)

Adjustments to reconcile net loss to net cash
used in operating activities                                           1,008,663
   Preferred stock issued for services                  1,860,000
   Common stock issued for services                        86,541
   Gain on Derivative liability                           (83,360)             -
   Common Stock cancelled, previously issued for
    services                                              (50,000)             -
   Gain on extinguishment of debt                        (180,113)             -
   Amortization of discount on derivative Liability       565,536              -
   Depreciation and Amortization                            2,017              -
   Change in assets and liabilities:
     Accounts Payable                                     (37,121)             -
     Accrued Expense                                        9,650              -
     Bank Overdraft                                       (10,738)             -
     Prepaid expenses                                       9,151
                                                      ------------  -------------
Net cash used in operating activities                    (721,528)      (575,175)
                                                      ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of fixed assets                              2,036
   Capital Expenditures                                    (2,082)        (1,319)
   Increase in film production cost                       (37,578)             -
                                                      ------------  -------------
Net cash provided by investing activities                 (37,624)        (1,319)
                                                      ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advance from related party                             355,123              -
   Advance to repurchase treasury stock                    37,500              -
   Proceeds from exercise of stock warrants               176,009        614,553
   Payments on notes payable to prize winners              (4,000)         1,407
   Net proceeds from note payable                         190,000              -
   Net proceeds from private placement                     20,461              -
                                                      ------------  -------------
Net cash provided by financing activities                 775,093        615,960
                                                      ------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  15,942         39,466
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -         15,373
                                                      ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    15,942   $     54,839
                                                      ============  =============
Supplemental Information
Interest paid                                         $    10,837   $     10,298

Supplemental Schedule of Non-Cash Activities:
Conversion of convertible debentures to common stock  $   965,846   $          -
Discount on long term convertible debenture           $   190,000
Creation of derivative liability                      $   264,981
Conversion of convertible debentures To common stock  $     1,000   $     50,994

                 See Notes to Consolidated Financial Statements

                        WGL ENTERTAINMENT HOLDINGS, INC.
                     (FORMERLY THE WORLD GOLF LEAGUE, INC.)
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of WGL Entertainment, Inc. (Formerly World Golf League, Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in WGL Entertainment 's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

The statement of cash flow for the nine-month period ended September 30, 2005 has been presented in a condensed format pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to those rules and regulations, although WGL Entertainment believed that the disclosures made are adequate to make the information represented not misleading.

NOTE 2 - GOING CONCERN

WGL Entertainment has incurred losses totaling $20,042,147 through September 30, 2006, and had negative working capital at September 30, 2006. Because of these conditions, WGL Entertainment will require additional working capital to continue operations and develop the business. WGL Entertainment intends to raise additional working capital through continued financing arrangements with its current debenture holders, private placements and public offerings.

There are no assurances that WGL Entertainment will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through the methods mentioned above necessary to support its working capital requirements. There are no assurances that the additional financing will be available and if it is not, then WGL Entertainment may not continue its operations or execute its business plan.

These conditions raise substantial doubt about WGL Entertainment's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should WGL Entertainment be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBENTURES

During 2004, WGL Entertainment issued $250,000 of Convertible Debentures ("2004 Debentures") with 2,500,000 warrants. The Debenture was fully funded in 2004. During the quarter ended September 30, 2006, there was $1,000 conversion of the debentures. These shares were requested, but not yet issued as of September 30, 2006. The face value of the 2004 debenture at September 30, 2006 was $143,506. The debentures became due on June 4, 2006, but in August 2006, the terms were extended to June 10, 2007. The modification was accounted for as a debt extinguishment and establishment of "new debt" under EITF 96-19, "Debtor's Accounting for a Modification of Exchange of Debt Instrument." As a result a gain on extinguishment was recorded in the amount of $180,113 and a new convertible debenture was recorded in the amount of $143,506 with a new discount associated with the market value of the new market value of the embedded derivative liability. The face value of the modified 2004 Debenture at September 30, 2006 was $143,506 with an unamortized discount of $126,256 resulting in a carrying amount of $17,250.

During 2005, WGL Entertainment issued $700,000 of Convertible Debentures ("2005 Debentures") with 500,000,000 warrants that were fully funded. Effective January 2006, the Company amended its agreement to change from 500,000,000 warrants to 200,000,000 warrants. As of September 30, 2006, WGL Entertainment issued
141,400,000 shares in connection with the conversion of $67,739 of its 2005 issued convertible debentures. No interest was paid for the quarter and no warrants were converted during the quarter. There are no warrants outstanding under the 2005 debenture. The face value of the 2005 debenture at September 30, 2006, was $268,930. The carrying amount is $158,262, net of an unamortized discount of $110,668.

In May 2006, WGL Entertainment issued $400,000 of Convertible Debentures ("May 2006 debentures.") The May 2006 debenture bears interest at 10% until paid or converted into shares of our common stock and is due in May 2009. The May 2006 debenture has a Stock Purchase Warrant to purchase an aggregate of 700,000,000 shares of our common stock at an exercise price of $0.004 per share. The May 2006 debenture is convertible into WGL Entertainment 's common stock at the lesser of (i) $0.001 per share, (ii) seventy percent (70%) of the average of the 5 lowest volume weighted average price of our common stock during the 20 most recent completed trading days of the common stock on the OTCBB, prior to date of conversion, (iii) seventy percent (70%) of the VWAP of our common stock for the most recent completed trading day prior to conversion, or (iv) seventy percent (70%) of the most recent closing bid price of our common stock prior to the conversion. The holder will not be able to convert any portion of the note if the conversion price is below $.001 per share. At September 30, 2006, $190,000 of the May 2006 debenture has been funded. The carrying amount of this debenture is $41,498, net of an unamortized discount of $148,502. 253,750,000 warrants were issued and outstanding at September 30, 2006.

WGL Entertainment determined that all of the Convertible Debentures were derivatives under the guidance in SFAS 133, "Accounting for Derivatives," and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." All the debentures contain compound embedded derivatives which according to the guidance, must be bifurcated and accounted for separately and recorded at market value at each balance sheet date. In addition, the warrants that are attached to these convertible debentures were also considered to be free-standing derivatives under SFAS 133. These were also bifurcated and accounted for separately according to the fair market value of the warrants.

Since inception of the debentures, the compound embedded derivatives were valued by an independent valuation expert using a lattice model based on a probability weighted average cash flow method. The warrants were valued using a Black Scholes model with computed volatility rates and discount rates.

At September 30, 2006, the market value of the 2004 debenture derivative liability was $531,904. The change from December 31, 2005 was derived from (1) conversions of the debenture during the three months ended March 31, 2006 of $30,422 and $13,750. This amount was included in additional paid in capital; and
(2) a net loss on derivative liability for the nine months ended June 30, 2006 of $57,271. Interest expense of $129,589 was recognized relating to the amortization of the discount for the nine- months ended June 30, 2006.

At September 30, 2006, the market value of the 2005 debenture derivative liability was $104,378. The change from December 31, 2005 was derived from (1) conversions of the debenture during the nine months ended September 30, 2006 of $905,656 which was recorded in additional paid in capital and (2) a net gain on derivative liability of $71,896 for the nine-months ended September 30, 2006. Interest expense of $380,330 was recognized relating to the amortization of the discount for the six months ended September 30, 2006.

At September 30, 2006, the market value of the May 2006 debenture derivative liability was $105,268 and is considered to be long-term. At inception, the derivative liability was in excess of the face amount of the debenture resulting in a loss at inception on derivative liability of $90,981. At September 30, 2006, there was a write-down of the derivative liability relating to the market value as of that date, resulting in net gain on derivative liability of $122,713. Interest expense of $41,498 was recorded relating to the amortization of the discount.

NOTE 4- RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

Based on the determination of the 2004 debentures containing compound embedded derivatives, WGL Entertainment restated its previously issued interim financial statements as of and for the period September 30, 2005. The impacts of the restatement are as follows:

Statements of Operations for the three months ended September 30, 2005

                                   As
                               Previously
Description                      Issued      Impact     Restated
----------------------------------------------------------------
Interest expense              $    (6,940)  $(21,678)  $ (28,618) [a]
Gain on derivative liability                $ 95,956   $  95,956  (b)
Net Loss                      $  (369,221)  $ 74,278   $(294,943)

[a] Restated amount related to amortization of the discount
[b] Restated amount related to market value of derivative liability at September 30, 2006

Statements of Operations for the nine months ended September 30, 2005

                                   As
                               Previously
Description                      Issued      Impact      Restated
-------------------------------------------------------------------
Interest expense              $   (21,175)  $(46,097)  $   (67,272)
Loss on derivative liability                $(17,233)  $   (17,233)
Net Loss                      $(1,520,508)  $(63,330)  $(1,583,838)

NOTE 5 - CONTINGENCIES

In 2005, WGL Entertainment completed the production of its reality TV Show, "The Million Dollar Shoot Out." In January 2006, pursuant to arrangements with the contestants participating in the golf tournament, the winning contestant became entitled to receive $1,000,000 30 days subsequent to the "airing" of the last episode on a TV network. Management has not reached a final agreement with a television network for the airing of the TV show. Related production costs have been capitalized pending either the TV airing or a determination they are worthless.

NOTE 6 - COMMON STOCK

On August 16, 2006 WGL Entertainment filed an Amended Certificate of Designation, increasing our Common Stock from 2,500,000,000 shares to 10,000,000,000 shares.

WGL Entertainment issued 380,000,000 shares for consulting services and during the quarter ended September 30, 2006. These shares were recorded at the fair market value of $114,000 on the date of the consulting agreements and $24,000 included in general and administrative expenses and $90,000 as prepaid expenses.

On April 3, 2006, Robert Muir, III, subscribed to purchase an aggregate of 58,460,543 shares of our common stock for $0.00035 per share, for aggregate consideration of $20,461.19.

WGL Entertainment issued 40,000,000 shares to the May 2006 debenture holder. The market value of these shares was $24,000 on the date of issuance was included in the calculation of the initial discount and derivative liability associated with the May 2006 debenture. The impact of the market value was allocated to the debt proceeds and incorporated in the inception loss recorded of $90,981.

During the nine-months ended September 30, 2006, the 2004 debenture holder converted $8,374 of his debentures and was issued 85,306,389 shares of common stock.

During the nine-months ended September 30, 2006, the 2005 debenture holder converted $314,223 and $67,739 of his debentures and was issued 594,663,669 and 141,400,000 shares of common stock, respectively. 200,000,000 shares were issued for exercise of warrants during the six months ended June 30, 2006 for proceeds of $156,183.

NOTE 7 - RELATED PARTY

During the quarter ended September 30, 2006, WGL Entertainment borrowed $115,053 from one of its officers. The loan is payable on demand and has no stated interest rate. An additional $40,791 is also accrued for unpaid salaries. As of September 30, 2006, WGL Entertainment owes $354,532 to this same officer.

NOTE  8  -  PREFERRED  STOCK

On August 16, 2006 WGL filed an Amended Certificate of Designation of our series A Preferred Stock from 5,000,000 shares to 10,000,000. On July 5, 2006, WGL Entertainment issued 5,000,000 shares to our Chief Executive officer and Director, of our Series A Preferred Shares. The preferred shares were issued with 300 to 1 voting rights as it relates to the voting rights of the common shareholders and an optional redemption feature at WGL Entertainment's option for $0.05 per share. WGL Entertainment estimated the market value of the preferred shares issued at its common stock equivalent market value. The common stock equivalent was determined to be $1,500,000,000 shares of common stock based on the voting rights and value at the market value of the common shares on the date of issuance. The market value of these shares was estimated to be $895,000 and recorded as professional expenses in statement of operation.

On May 1, 2006, WGL Entertainment issued 4,000,000 shares to our Chief Executive Officer and Director, of our Series A Preferred Shares. The preferred shares were issued with 300 to 1 voting rights as it relates to the voting rights of the common share holders and an optional redemption feature at WGL Entertainment 's option for $0.05 a share WGL Entertainment estimated the market value of the preferred shares issued during the three months ended June 30, 2006 at its common stock equivalent market value. The common stock equivalent was determined to be 1,200,000,000 shares of common stock based on the voting rights and valued at the market value of the common shares on the date of issuance. The market value of these shares was $960,000 and is included in compensation expense in the statement of operations.

He  now  holds  10,000,000  shares  of  Series  A  Preferred  Stock.

NOTE  9 - SUBSEQUENT EVENT

In October 2006, we entered into a one year Consulting Agreement with an individual, whereby we agreed to issue the individual 400,000,000 shares of Form S-8 registered common stock, which shares have been issued to date. The consulting services which the consultant agreed to render for us in connection with the Consulting Agreement included advice in connection with future contemplated financings as well as the affect of such financings on the functions and operations of the Company. Although the Consulting Agreement is for a period of one (1) year, it can be terminated by either party with thirty
(30) days written notice, provided that any compensation given to the consultant shall be deemed earned by the consultant upon the termination of the Consulting Agreement. The Consulting Agreement contemplates the consultant spending approximately 200 hours total on Company matters, and includes certain provisions whereby the services performed by the consultant are not to be in connection with any "capital raising" transaction by the Company.

Pursuant to the Consulting Agreement, we granted the consultant an aggregate of 1,038,500,000 warrants to purchase shares of our common stock at an exercise price of $0.0022 a 30% discount to the then market price of our common stock. All of the warrants have been exercised to date and we have received $100,000 in connection with such exercises and are owed approximately another $124,000 in connection with the exercises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE WGL ENTERTAINMENT HOLDINGS, INC. ("WGL", THE "COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

On April 14, 2003, we acquired more than 80% of the issued and outstanding shares of The World Golf League, Inc., a Florida corporation ("World Golf Florida"), pursuant to a Share Exchange Agreement (the "Exchange Agreement"). In connection with this transaction, we issued a total of 120,000,000 shares of our common stock in exchange for 100% of the securities of World Golf Florida. World Golf Florida became our wholly-owned subsidiary. As a result of the acquisition of World Golf Florida, and the change in business focus, we changed our name from Novus Laboratories, Inc. to The World Golf League, Inc. Effective August 22, 2006, we again changed our name to WGL Entertainment Holdings, Inc., in connection with our shift in business focus away from our previous pay-for-play concept to golf themed television production. Except as expressly indicated or unless the context otherwise requires, the "Company," "WGL," "we," "our," or "us" means WGL Entertainment Holdings, Inc., a Delaware corporation, and its subsidiaries.

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

We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. Pursuant to the Stipulated Injunction, we agreed that after the payment of certain specific expenses, the Florida Attorney General would receive 60% of the proceeds we received from the sale of our common stock by the former Novus stockholders. During the fiscal year ended December 31, 2003, we paid $314,000 and executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. In addition, we paid the Florida Attorney General $20,000 in connection with the settlement. The notes became due in September 2004, and the remaining balance owed as of September 30, 2006 of $280,081 is in default. We plan to repay the notes as our cash flow permits.

On September 29, 2005, we formed a wholly-owned Nevada subsidiary, WGL Entertainment, Inc. and transferred to this subsidiary $1,000 of cash and other property consisting of all of the tangible and intangible assets necessary to operate The WGL Million Dollar Shootout, unless otherwise stated, all references to WGL Entertainment Holdings, Inc., "we," "us" or words of similar meaning include the operations of WGL Entertainment, Inc.

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

The WGL Million Dollar Shoot Out (MDSO) is under final review by approximately three major network outlets. We hope to have a US distribution contract in place during the fourth quarter of 2006 or the first quarter of 2007, for airing of the MDSO sometime during 2007, of which there can be no assurance. Additionally, we hope to have a contract for distribution in the United Kingdom and/or other international countries during the fourth quarter of 2006 or during the first or second quarter of 2007 to air the MDSO in 2007, of which there can be no assurance. WGL Entertainment plans to produce at least two (2) additional MDSO's in the future, funding permitting. It is anticipated that these additional series will be produced and filmed during the second half of 2007, assuming we have sufficient funds to film and produce such episodes and we are able to enter into distribution agreements in connection with such episodes of which there can be no assurance.

WGL Entertainment plans to produce "Hot Days and Hot Nights", a reality entertainment series which includes four professional female golfers and three bachelors on each team. Each team will golf during the day for points and party at night in Las Vegas for additional points. Winners will be determined by a combination of their golfing abilities and night life party ability. We believe that this series will have broad appeal to both golfers and non golfers alike. Currently the series is planned to be shot in Las Vegas in the Winter of 2007, funding permitting.

As of the filing of this report, we are in negotiations with Online Golf Challenge.com, to host worldwide qualifiers for our next MDSO which is tentatively planned to be produced in the second half of 2007, funding permitting (which we have not begun production of and do not currently have sufficient funds to produce), which would allow potential contestants to play virtual rounds of golf. No final agreement or understanding has been reached with Online Golf Chanllenge.com to date and no qualifying tournaments for any subsequent MDSO's have been held to date, nor are there any immediate plans for such qualifiers.

RECENT  EVENTS
--------------

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

In February 2006, we entered into an Agency Agreement with an individual, whereby that individual agreed to act as our Agent of Record for the sale and licensing of the MDSO in the United Kingdom. The term of the agreement was for one year, unless terminated prior to the one year anniversary of the agreement, by either party providing thirty days written notice to the other. Pursuant to the agreement, the individual shall receive a fee equal to 20% of all monies produced by the individual on behalf of the company in connection with the sale and/or licensing of the MDSO in the United Kingdom, which fee shall carry over to all future revenue on the MDSO which was a result of the individual's efforts.

On June 4, 2006, the 2004 debentures issued to Golden Gate (defined below) became due and the outstanding balance of $144,506 plus $7,586 of accrued and unpaid interest, remained unpaid until August 2006, when the terms of the debenture were extended to June 10, 2007, pursuant to our entry into an Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate (the "Addendum," described below). We hope to fully repay the Golden Gate debenture with funds we anticipate receiving from DLC in connection with the Closing (as defined below). In October 2006, $1,000 of the Golden Gate debenture was converted by Golden Gate into 55,990,000 shares of restricted common stock and 10,000 warrants were exercised by Golden Gate for aggregate consideration of $10,000 (which was previously owed to Golden Gate).

On August 29, 2006, we entered into the Addendum with Golden Gate, whereby we agreed to extend the maturity date of the Golden Gate debenture to June 10, 2007, provided that we honor all of Golden Gate's Rule 144 requests in the future. The Addendum included a provision whereby if we fail to cooperate with Golden Gate in the process of obtaining Rule 144 opinions for the sale of its stock in the future, the Addendum would be automatically revoked. Finally, the Addendum provided that we could repay the Golden Gate debentures at any time without penalty starting three months from the date of the Addendum.

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

We also agreed to grant DLC 40,000,000 shares of our restricted common stock as a commitment fee in connection with the Closing of the funding, which shares have been issued to date.

As of the date of this filing, we have sold an aggregate of $190,000 in Convertible Notes to DLC, which includes the $145,000 in Convertible Notes sold to DLC at the Closing and an additional $45,000 of the Filing Notes (as defined above) sold to DLC in advance of the filing date of our Form SB-2 Registration Statement. As a result of this advance, we only anticipate selling approximately $10,000 in Convertible Notes to DLC in connection with the filing of our Form SB-2 Registration Statement and will receive the final $200,000 upon the effectiveness date of such Form SB-2 and/or upon the approval by a court of competent jurisdiction that the shares underlying the Convertible Notes are exempt from registration pursuant to Section 3(a)(10) of the Securities Act, as described in greater detail below, of which there can be no assurance

                                CONVERTIBLE NOTE
                                -----------------

The $190,000 in Notes bear interest at the rate of ten percent (10%) per annum, payable each month in arrears until such Notes are due on May 18, 2009 ("Maturity Date"). Any amount of principal or interest not paid on the Maturity Date bears interest at the rate of fifteen 15% per annum from the Maturity Date until paid. Additionally, the Notes are convertible into shares of our common stock at any time prior to the Maturity Date, as described below, provided that DLC shall not be able to convert any portion of the Note into shares of common stock, if such conversion would result in beneficial ownership by DLC of more than 4.99% of our then outstanding shares of common stock. The Notes may not be prepaid by us without the consent of DLC. The additional Notes described above to be issued subsequent to the Closing will have the same terms and conditions as the Note issued on the Closing, and such Notes will be due and payable on the third (3rd) anniversary of their issuance date.

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

                             STOCK PURCHASE WARRANT
                            ------------------------

In connection with the Purchase Agreement, we sold DLC a Warrant to purchase up to 253,750,000 shares of our common stock, at an exercise price per share equal to $0.004 (the "Exercise Price"). The Warrant is exercisable at any time or from time to time before 6:00 p.m., E.S.T. time on the third (3rd) anniversary of the date of issuance of the Warrant, May 18, 2009 (the "Exercise Period"). The additional Warrants described above to be issued subsequent to the Closing will have the same terms and conditions as the Warrant issued on the Closing, and such Warrants will be exercisable until the third (3rd) anniversary of their issuance date.

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

                          REGISTRATION RIGHTS AGREEMENT
                         -------------------------------

The Registration Rights Agreement provides that we shall prepare and file a Registration Statement with the Securities and Exchange Commission covering the shares convertible into common stock in connection with the Notes and exercisable into shares of common stock in connection with the Warrant within thirty (30) days of the Closing date, which Registration Statement has not been filed to date. Additionally, we agreed to use our best efforts to obtain effectiveness of such Registration Statement as soon as possible after such filing, but in no event later than ninety (90) days from the Closing date, which has not occurred to date.

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

While we are currently bound by the terms of the Registration Rights Agreement, we currently plan to file proceedings subsequent to the filing of this report to request that the shares underlying DLC's Convertible Notes be held as exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. If such proceedings are successful, of which there can be no assurance, and the shares underlying the Convertible Notes are deemed to be exempt from registration pursuant to Section 3(a)(10), the Registration Rights Agreement will likely be terminated.

EMPLOYMENT AGREEMENT
--------------------

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

AMENDMENT  TO  ARTICLES  OF  INCORPORATION

We filed a Certificate of Amendment ("Certificate") to our Articles of Incorporation with the Secretary of State of Delaware, which became effective August 22, 2006, to affect a name change, increase our authorized shares, and reauthorize the par value of our common stock. The Certificate affected a name change to "WGL Entertainment Holdings, Inc.", increased our authorized shares to ten billion (10,000,000,000) shares of common stock, $0.001 par value per share and re-authorized the issuance of ten million (10,000,000) shares of preferred stock, $0.001 par value per share.

The Certificate was approved at our special meeting of shareholders (the "Meeting") held August 16, 2006. The number of voting shares outstanding as of the record date of the Meeting, July 14, 2006 ("Record Date"), was 5,499,994,293 shares, which included 2,499,944,293 shares of common stock outstanding and 10,000,000 shares of preferred stock then outstanding, which preferred stock has the right to vote 3,000,000,000 shares of our common stock (with each preferred stock share having the right to vote 300 shares of common stock), and the number of shares entitled to vote at the Meeting was the same.

The Certificate was approved at the Meeting by our Chief Executive Officer and Director, Michael S. Pagnano, who individually beneficially owned 37,219,368 shares of common stock, or 1.5% of our outstanding common stock and 10,000,000 shares of preferred stock representing 100% of our outstanding preferred stock as of the Record Date. Due to Mr. Pagnano's common and preferred stock ownership, which preferred stock allowed him to vote an amount equal to 3,000,000,000 shares of common stock; he was able to vote 3,037,219,368 shares or 55.2% of our outstanding voting stock as of the Record Date at the Meeting.

As a result of the name change, our common stock now trades under the stock symbol "WGLE."

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

Stock Option Plan
-----------------

On July 11, 2006, our Board of Directors adopted a 2006 Stock Incentive Plan, which was subsequently amended and restated on September 15, 2006 (the "Plan"). The adoption of the Plan is subject to shareholder approval. The number of shares of common stock subject to the plan is two billion (2,000,000,000) shares of common stock.

The Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, Directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plan is designed to help attract and retain for the Company, personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, Directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The Plan will provide an opportunity for any employee, officer, Director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company's securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company's success, and such other factors as the Board of Directors in its discretion shall deem relevant.

The Plan is incorporated by reference herein as Exhibit 4.6.

                                SUBSEQUENT EVENTS
                               --------------------

In October 2006, we entered into a one year Consulting Agreement with an individual, whereby we agreed to issue the individual 400,000,000 shares of Form S-8 registered common stock, which shares have been issued to date. The consulting services which the consultant agreed to render for us in connection with the Consulting Agreement included advice in connection with future contemplated financings as well as the affect of such financings on the functions and operations of the Company. Although the Consulting Agreement is for a period of one (1) year, it can be terminated by either party with thirty
(30) days written notice, provided that any compensation given to the consultant shall be deemed earned by the consultant upon the termination of the Consulting Agreement. The Consulting Agreement contemplates the consultant spending approximately 200 hours total on Company matters, and includes certain provisions whereby the services performed by the consultant are not to be in connection with any "capital raising" transaction by the Company.

Pursuant to the Consulting Agreement, we granted the consultant an aggregate of 1,038,500,000 warrants to purchase shares of our common stock at an exercise price of $0.0022 a 30% discount to the then market price of our common stock. All of the warrants have been exercised to date and we have received $100,000 in connection with such exercises and are owed approximately another $124,000 in connection with the exercises.


                               PLAN OF OPERATIONS

During the remainder of the 2006 fiscal year and first quarter of the 2007 fiscal year, we hope to enter into distribution contracts for the broadcasting of our previously produced reality television series, The WGL Million Dollar
Shootout ("MDSO"). However, at the time of this filing we do not have a broadcast partner in the U.S. market or any international markets. We are in discussions with several possible broadcast partners in both the U.S. and Internationally. Additionally, per the participant contract, the $1,000,000 prize money is not due until thirty (30) days after the final episode airs. We plan on paying the prize money from license fees received. However, if sufficient fees are not offered, we may choose not to air The WGL Million Dollar Shootout and will have no further obligations to pay the prize money. Additionally, we plan to produce a new television, "Hot Day's & Hot Night's" ("HDHN"), which we hope to produce and film in 2007, through WGL Entertainment, our wholly owned subsidiary.

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

We anticipate the need for approximately $2,000,000 in additional funding during the next 12-24 months to produce, film and complete post production on our currently planned shows HDHN and the second season of the MDSO, which funds we do not currently have.

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

Revenue Recognition
-------------------

Revenue in connection with The WGL Million Dollar Shootout, any all other television shows we may choose to produce in the future, will be recognized when licensing fees are paid to the Company.

Derivative Valuation
--------------------

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had no revenue for the three months ended September 30, 2006. Our sole revenues of $99,196 for the three months ended September 30, 2005 were due to membership fee revenue. The decrease in membership fee revenue from the three months ended September 30, 2005, to the three months ended September 30, 2006, was mainly due to decreased membership fees in connection with our prior "Play for Pay" business concept, which membership fees were sold on a wholesale basis to corporations. These licenses require us to manage a golf tournament hosted by and paid by a corporation at their sole expense. As of the filing of this report, no holder of the memberships has contacted us about hosting a tournament. As of approximately January 2005, we moved from the individual "Play for Pay" concept, and as of December 2005, we moved away from the wholesale "Play for Pay" concept. As of the filing of this report, we are solely focused on the development and production of golf themed reality television shows.

We had total expenses, consisting solely of operating, general and administrative expenses of $1,068,404 for the three months ended September 30, 2006, compared to total expenses, consisting solely of operating, general and administrative expenses of $464,608 for the three months ended September 30, 2005, an increase in total expenses of $603,796 or 130% from the prior period. The increase in operating, general and administrative expenses was due to our change in business strategies away from our "Play for Pay" concept to the filming, production and promotion of The Million Dollar Shootout, our reality-based television series and related expenses. The majority of our operating, general and administrative expenses for the three months ended September 30, 2006 was due to the issuance of 5,000,000 shares of Series A Preferred Stock to our Chief Executive Officer, Michael S. Pagnano, during the three months ended September 30, 2006, at its estimated market value of $900,000.

We had a net loss from operations for the three months ended September 30, 2006 of $1,068,404, compared to a net loss from operations for the three months ended September 30, 2005 of $365,412, an increase in net loss from operations of $702,992 or 192% from the prior period. The increase in net loss from operations was mainly due to a 130% increase in total expenses coupled with the $99,196 decrease in revenues for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

We had total other income of $304,999 for the three months ended September 30, 2006, compared to total other income of $70,469 for the three months ended September 30, 2005, representing an increase in other income of $234,530 or 333% from the prior period. The increase in total other income was mainly attributable to the $188,046 gain on derivative liability and $180,113 gain on extinguishment of debt resulting from a substantial modification to the 2004 convertible debenture during the three months-ended September 30, 2006 (described above), compared to the prior period, which increase was attributable to the accounting treatment of our outstanding Convertible Debentures, which was offset by the 37,461 or 131% increase in interest expense, which was mainly due to interest on our $190,000 convertible debt sold pursuant to the May 2006 funding, which bears interest at the rate of 6% per annum, which convertible debt was sold subsequent to September 30, 2005.

We had a net loss of $766,324 for the three months ended September 30, 2006, compared to a net loss of $294,943 for the three months ended September 30, 2005, an increase in net loss of $374,645 or 127% from the prior period. The increase in net loss was mainly caused by the 130% increase in operating, general and administrative expenses and $99,196 the decrease in membership fee revenue for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30,2005

We recognized membership fee revenue of $11,097 and $523,948 for the nine months ended September 30, 2006 and September 30, 2005, respectively, a decrease of $512,851 or 97.9% from the nine months ended September 30, 2005, to the nine months ended September 30, 2006. This decrease was due to discontinuance of the "Play for Pay" business concept as described above during the end of 2005. While we moved away from the "Play for Pay" concept in late 2005, certain memberships were sold by us during the fourth quarter of 2005 and actually paid by those membership holders during the three months ended March 31, 2006, which resulted in $11,097 of revenue for the nine months ended September 30, 2006.

Operating, general and administrative expenses increased $479,518 or 22.9% to $2,570,660 for the nine months ended September 30, 2006, compared to operating, general and administrative expenses of $2,091,142 for the nine months ended September 30, 2005. The increase in operating, general and administrative expenses was due to our change in business strategies away from our "Play for Pay" concept to the filming, production and promotion of The Million Dollar Shootout, our reality-based television series and related expenses. The majority of our operating, general and administrative expenses for the nine months ended September 30, 2006 was due to the issuance of 9,000,000 shares of Series A Preferred Stock to our Chief Executive Officer, Michael S. Pagnano, during the nine months ended September 30, 2006, at its estimated market value of $1,860,000.

Net operating loss increased $992,369 or 63% to $2,559,563 for the nine months ended September 30, 2006, compared to net operating loss of $1,567,194 for the nine months ended September 30, 2005. The increase in net operating loss was directly attributable to the increase in operating, general and administrative expenses, coupled with the decrease in revenues.

Interest expense increased $532,652 or 792% to $599,924 for the nine months ended September 30, 2006, compared to interest expense of $67,272 for the nine months ended September 30, 2005. The increase in interest expense was due to our issuance of $190,000 of convertible notes that bear interest at a rate of 6% per annum subsequent to September 30, 2005, and the related amortization of discounts associated with all of our convertible debentures.

We had net other income, not including interest expense of $266,396 for the nine months ended September 30, 2006, compared to other income, not including interest expense of $50,268 for the nine months ended September 30, 2005, an increase in net other income of $216,128 or 430% from the prior period, which increase was mainly attributable to the $64,858 net change in the valuation of the derivative liability of the convertible debentures and the $180,113 extinguishment gain recorded as a result of our modification of our 2004 convertible debenture (as described above) for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

Net loss increased $1,309,253 or 83% to $2,893,091 for the nine months ended September 30, 2006, compared to net loss of $1,583,838 for the nine months ended September 30, 2005. The increase in net loss was primarily attributable to the $479,518 or 22.9% increase in operating, general and administrative expenses, the $532,652 or 792% increase in interest expense and the $512,851 or 97.9% decrease in revenue, offset by the $216,128 or 430% increase in net other income for the nine months ended September 30, 2006 (not including interest expense), compared to the nine months ended September 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $791,098 as of September 30, 2006, which assets consisted of $96,791 of current assets and $694,307 of non-current assets. This represented a decrease in total assets of $94,898 or 13.6% from total assets of $696,200 as of December 31, 2005. Included in total current assets as of September 30, 2006, were cash and cash equivalents of $15,942 and prepaid expenses of $80,849. Non-current assets as of September 30, 2006, consisted of property and equipment (net of accumulated deprecation of $13,331) of 12,505; capitalized film production costs of $679,927, which relate to The WGL Million Dollar Shootout; and deposits of $1,875.

The main reason for the increase in total assets was due to the $80,849 increase in prepaid expenses from December 31, 2005, to September 31, 2006, which was due to amounts paid to a third party in connection with promotion and advertising of the MDSO.

We had total liabilities as of September 30, 2006 of $1,790,375, compared to total liabilities as of December 31, 2005 of $2,355,518, a decrease in total liabilities of $565,143 or 24% from the prior period. The main reason for the decrease in total liabilities was the $1,001,062 or 61% decrease in convertible debenture derivative liability as of September 30, 2006, compared to December 31, 2005, which decrease was due to the conversion of certain of our Convertible Debentures into shares of common stock during the nine months ended September 30, 2006, which was offset by the $105,268 increase in convertible debenture derivative liability and the $323,532 increase in advance from related parties, which amount was advanced by our Chief Executive Officer, Michael S. Pagnano during the nine months ended September 20, 2006, and included $115,053 borrowed from Mr. Pagnano during the three months ended September 30, 2006, and $40,791 in salary Mr. Pagnano accrued during the three months ended September 30, 2006.

Total current liabilities as of September 30, 2006, consisted of accounts payable of $88,573 accrued liabilities of $111,629; notes payable to prize winners of $277,081, in connection with amounts owed to prize winners of the 2001 World Golf League National Tournament, which notes bear interest at 5% per annum, and were due in September 2004, and which are currently in default; advance from related party of $354,532, which amount is owed to our Chief Executive Officer, Michael S. Pagnano, which amount is payable on demand and bears no interest; convertible debenture (net of discount of $236,924) of $175,512; and convertible debenture derivative liability of $636,282.

We had negative working capital of $1,546,818 and a total accumulated deficit of $20,042,147 as of September 30, 2006.

We had net cash used in operating activities of $721,528 for the nine months ended September 30, 2006, which was mainly due to $2,893,091 of net loss offset by $565,535 of amortization of discount on derivative liability in connection with the Golden Gate and DLC Convertible Debentures and $1,860,000 of preferred stock issued for services, which represented 9,000,000 shares of our Series A Preferred Stock issued to Mr. Pagnano in consideration for services rendered, which preferred stock can vote an aggregate of 3,000,000,000 shares of common stock (or 300 shares of common stock for each share of preferred stock).

We had $37,624 of net cash provided by investing activities for the nine months ended September 30, 2006, which was mainly due to a $37,578 increase in film production costs relating to The WGL Million Dollar Shootout and a $2,082 increase in capital expenditures offset by $2,036 of disposition of fixed assets.

We had $775,093 of net cash provided by financing activities for the nine months ended September 30, 2006, which was mainly due to $190,000 of net proceeds from notes payable in connection with sales of our convertible debentures, $176,009 of proceeds from the exercise of warrants, $337,640 of net proceeds from note payable, and $355,123 of advance from a related party, which funds were advanced by our Chief Executive Officer, Michael S. Pagnano.

Our ability to continue as a going concern is dependent upon several factors. These factors include:

     - our ability to generate sufficient cash flows to meet our obligations on a timely basis;
     -    obtain  additional  financing  or  refinancing  as  may  be  required;
     -    aggressively  control  costs;  and
     -    achieve  profitability  and  positive  cash  flows.

We believe that we can continue our operations for approximately six (6) months if no additional funding is raised due to the amounts which DLC has committed to fund us, in connection with our entry into a Term Sheet, described in greater detail above, and from loan proceeds of approximately $240,000 to us from our Chief Executive Officer, Michael S. Pagnano, made during October and November, 2006, which loan is not memorialized in writing. However, we anticipate the need for approximately $2,000,000 of additional financing to maintain our operations for the next twelve (12) to twenty four (24) months and complete the initial stages of development on our planned reality television series as described above. There can be no assurance that the money we will require will be available; if available, will be on favorable terms; or that such anticipated funding will be sufficient to complete the planned series and/or for us to maintain our business operations.

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

The debentures bear interest at 7%, matured two years from the date of issuance, June 4, 2006, which date was extended to June 10, 2007, pursuant to the Addendum, described above, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 11, less the product of the conversion price multiplied by ten times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.25 or (ii) eighty percent of the average of the five lowest volume weighted average prices during the twenty (20) trading days prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 2,500,000 shares of common stock at an exercise price of $1.00 per share.

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

During the nine months ended September 30, 2006, Golden Gate converted $8,374 of its debentures and was issued an aggregate of 85,306,389 shares of common stock. The face value of the debentures held by Golden Gate at September 30, 2006 was $143,506. Subsequent to September 30, 2006, Golden Gate converted $1,000 of its debenture and exercised 10,000 of its warrants (for consideration of $10,000 which was previously owed to Golden Gate by us) and was issued an aggregate of 55,000,000 restricted shares of common stock.

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

Accordingly, we have received all $700,000 of the funding in connection with the October 2005 Securities Purchase Agreement.

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

The debenture may be converted at any time at DLC's option, either in whole or in part, into shares of our common stock; however, DLC has contractually agreed to restrict its ability to convert its debenture or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of our issued and outstanding common stock.

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

During the nine months ended September 30, 2006, we issued approximately 141,400,000 shares of common stock in connection with the conversion of approximately $67,739 of the outstanding debentures held by DLC. The face value of the remaining amount of the 2005 DLC debenture at September 30, 2006 was $268,930.

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

Additionally, DLC agreed that upon the filing of a Registration Statement covering the Note, it would purchase additional Notes (the "Filing Notes") in the aggregate principal amount of fifty-five thousand dollars ($55,000) and additional warrants (the "Filing Warrants") to purchase an aggregate of 96,250,000 shares of Common Stock, with the closing of such purchase to occur within five (5) days of the filing date of the Registration Statement and to purchase additional notes (the "Effectiveness Notes" and, collectively with the Filing Notes, the "Additional Notes") in the aggregate principal amount of two hundred thousand dollars ($200,000) and additional warrants (the "Effectiveness Warrants" and, collectively with the Filing Warrants, the "Additional Warrants") to purchase an aggregate of 350,000,000 shares of Common Stock upon the effectiveness of the Registration Statement, with the closing of such purchase to occur within five (5) days of the date the Registration Statement is declared effective by the Commission. The terms of the Additional Notes and the Additional Warrants shall be identical to the terms of the Notes and Warrants. The May 2006 Closing with DLC is described in greater detail above under " DLC Funding" above.

Of the money received in connection with the sale of the $400,000 in Notes to DLC, we received $20,000 upon our entry into the term sheet in connection with the May 2006 Closing, which amount was paid to Mandalay Entertainment ("Mandalay") in connection with the final payment on a contract we had with Mandalay; we received $75,000 on April 7, 2006, which amount we have paid to Convergence File & Television, Inc., our production partner in connection with the filming of The WGL Million Dollar Shootout; we received $50,000 upon the filing of our 10-KSB for the year ended December 31, 2005; and we received an advance of $45,000 subsequent to the filing of our 10-KSB for the year ended December 31, 2005, which we used to pay various accrued professional fees and general corporate expenses; we will receive $10,000 upon the filing of a Form SB-2 to register the shares convertible into common stock in connection with the debenture and will receive the final $200,000 upon the effectiveness date of such Form SB-2, or if we are able to rely on an exemption from registration of the shares of common stock underlying the Convertible Notes pursuant to Section 3(a)(10) of the Securities Act of 1933, as described above, we anticipate receiving the additional $210,000 upon the grant date of such exemption.

                                  RISK FACTORS
                                ---------------

                         Risks Relating To Our Business
                       ----------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, REQUIRING US TO SEEK ADDITIONAL SOURCES OF CAPITAL WHICH MAY NOT BE AVAILABLE, REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

We had a net loss of $3,020,100 for the year ended December 31, 2005, and a net loss of $2,893,091 for the nine months ended September 30, 2006. We had negative working capital of $1,546,818 and an accumulated deficit of $20,042,147 as of September 30, 2006. If we continue to have no revenues moving forward or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time, including changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. As discussed below, we also require additional capital in order to implement our business plan without regard to our financing arrangement with DLC. In the event that we cannot obtain additional financing or our financing arrangement with DLC is terminated, or does not result in adequate capital, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

It is imperative that we raise additional capital to stay in business. We require additional capital of approximately $280,000 to satisfy the obligations of our past tournament winners which obligation became due in September 2004. We anticipate the need for approximately $2,000,000 of additional capital in order to continue our business operations, implement our business plan and complete the filming and production of our planned reality television show during 2006 and 2007. Without this additional capital, the Company believes that it cannot operate at its current level of liquidity for more than approximately six (6) months, assuming it is able to raise the additional $210,000 through the sale of additional notes under its May 2006 funding, and less time if such sales are not consummated. If the Company is not able to raise the additional $210,000 it is due to receive pursuant to additional tranches of its May 2006 funding, it will need to take steps to raise additional debt or equity capital in the future.

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

WE ARE IN DEFAULT ON NOTES THAT WE ISSUED TO THE WINNERS OF THE 2001 WORLD GOLF LEAGUE NATIONAL TOURNAMENT.

We entered into a Stipulated Injunction with the State of Florida, Office of the Attorney General in July 2003, regarding a settlement of our unpaid obligation to the winners of the 2001 World Golf League National Tournament. During the fiscal year ended December 31, 2003, we executed notes payable to the winners of the 2001 World Golf League National Tournament for an aggregate of $300,000 bearing interest at 5% per annum. The notes became due in September 2004, and the remaining balance owed as of September 30, 2006 of $280,081 is in default. As discussed under the heading "Legal Proceedings," an individual has sued us alleging that they are one of the winners of the 2001 World Golf League National Tournament holding one of the notes which is in default in the amount of $22,500, and such individual has obtained a default judgment against us in the amount of $22,500, which has not been paid to date. Other plaintiffs may file lawsuits against us regarding the notes. If this plaintiff, or other plaintiffs who may sue us, are successful on the merits of their cases, it could have a material adverse effect on our financial condition, liquidity and results of operations.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE DEBENTURES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the Debentures and exercise of Warrants may result in substantial dilution to the interests of other stockholders since the holders may ultimately convert and sell the full amount issuable on conversion. Although the holders may not convert their Debentures and/or exercise their Warrants if such conversion or exercise would cause them to own more than 9.9% of our outstanding common stock, this restriction does not prevent the holders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated April 15, 2006, attached to our report on Form 10-KSB for the period ending December 31, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses, including net losses of $3,020,100 for the year ended December 31, 2005, and a net loss of $2,893,091 for the nine months ended September 30, 2006, negative working capital of $1,546,818, and an accumulated deficit of $20,042,147 as of September 30, 2006. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We could not determine whether a valid exemption from registration existed for additional issuances of our common stock to the World Golf Florida shareholders, and as a result we have decided not to issue any of the shares that we had previously agreed to issue. The Exchange Agreement stated, in pertinent part, that in the event $1,000,000 was not raised by us with the assistance of the Novus Shareholders, the World Golf Florida shareholders would receive an additional 30,000,000 post-split shares on a pro rata basis as their original shares were issuable pursuant to the Exchange Agreement. As $1,000,000 was not raised, we contacted the World Golf Florida shareholders via mail requesting that they execute documentation so that we could determine whether a valid exemption from registration could be met. We received only a minimal response from the World Golf Florida shareholders and were unable to determine whether a valid exemption would be satisfied. If any of the World Golf Florida shareholders were to pursue their rights under the Exchange Agreement, we could be required to register the additional shares if a valid exemption from registration does not exist, or we could face potential claims for damages, both of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

OUR PREVIOUSLY FILED PRESS RELEASES DISCUSSED CERTAIN ANTICIPATED EVENTS WHICH FAILED TO OCCUR AND PROJECTED REVENUES FOR CERTAIN OF OUR PROJECTS WHICH MAY NOT COME TO FRUITION AND AS A RESULT, WE COULD FACE LIABILITY FROM SHAREHOLDERS OR REGULATORS IN CONNECTION WITH SUCH PRESS RELEASES.

Certain of our press releases issued within the past six months referred to the anticipated entry into distribution agreements for our MDSO, including our October 26, 2006 press release which stated that one of our partners would negotiate "eight additional" airing rights agreements, which may have misled investors into believing that we currently had one or many airing agreements in place, which we don't, as well as our October 23 and 24, 2006 press releases which stated that we believed we would close up to four airing contracts within thirty days (which now seems unlikely as we have not closed any airing agreements to date), and our October 9, 2006 press release which stated that we anticipated closing a network contract with an Asian television network on October 11, 2006, which contract has not closed to date. Additionally, certain of our press releases, including our October 30, 2006 press release which projected revenue of "over 12 million dollars" during the first season and over "thirty million dollars" over the next two years in connection with the broadcasting of the MDSO, which projections may not come to fruition, and which projections our management now believes were too aggressive as we do not currently have a distributor in place for the MDSO and there is no way to project with any accuracy the future revenues the broadcasting of such show might generate. If any investors purchased shares of our common stock based on our previous press releases, which may have led certain investors to believe that the closing of broadcast contracts on our MDSO was imminent and/or that we would generate substantial revenues from the MDSO, which we currently believe it is too early to tell, we could face liability for such purchases if those investors end up losing money on our common stock. Additionally, because certain of our press releases may have included aggressive projections, which may not have been clearly marked as estimates, we could face liability from market regulators in the future in connection with such press releases.

                       Risks Relating To Our Common Stock
                      ------------------------------------

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

As of November 15, 2006, we had 4,522,805,663 shares of common stock issued and outstanding. We have registered the resale of approximately 1,412,000,000 shares of common stock for issuance under convertible debentures, which amount does not include any shares in connection with the new DLC funding, as described above, or the additional two hundred and fifty million (250,000,000) shares underlying warrants granted to DLC in connection with the amendment agreement with DLC, described above, or the conversion of any currently outstanding amount of convertible debentures or warrants held by Golden Gate or DLC. Additionally, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

THE ISSUANCE OF SHARES UPON CONVERSION OF THE CONVERTIBLE DEBENTURES MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although Golden Gate and DLC may not convert the convertible debentures and/or exercise the warrants if such conversion or exercise would cause Golden Gate or DLC to own more than 4.9% of our outstanding common stock (or, in DLC's case, 9.99% of our outstanding common stock), these restrictions do not prevent Golden Gate or DLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, they could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In June 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $250,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 7% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 in convertible debentures. The convertible debentures are due and payable, with 8% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In May 2006, we agreed to sell an aggregate of $400,000 in convertible debentures to DLC, of which $190,000 in debentures have been sold to date, which debentures are due and payable, with 10% interest on May 18, 2009. Any event of default could require the early repayment of the convertible debentures at a price equal to 150% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 2. CHANGES IN SECURITIES

We issued the following shares of restricted common stock during the three months ended September 30, 2006:

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

We issued the following shares of restricted common stock subsequent to the three months ended September 30, 2006:

 On October 19, 2006, Golden Gate converted $1,000 of their outstanding convertible debenture into 54,990,000 shares of our common stock, and exercised 10,000 warrants for aggregate consideration of $10,000, which amount was deducted from their previous prepaid balance of $10,000, leaving a balance of $0. In connection with the conversion and the exercise, we issued Golden Gate an aggregate of 55,000,000 shares of restricted common stock in November 2006.
We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by us.

Pursuant to a Consulting Agreement entered into in October 2006, we granted a consultant an aggregate of four hundred million (400,000,000) shares of common stock and 1,038,500,000 warrants to purchase shares of common stock at an exercise price of $0.00022 per share (a 30% discount to the then market price of our common stock). All of the shares and warrants were registered pursuant to a Form S-8 registration statement. All of the shares have been issued and all of the warrants have been exercised to date and we have received $100,000 in connection with such exercises and are owed approximately another $124,000 in connection with the exercises from the consultant.

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

3.3(10) Certificate of Amendment to the Certificate of Incorporation of the Company

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

4.6(11)    Amended  and  Restated  2006  Stock  Incentive  Plan

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

10.4(6)    Convertible  Note  with  DLC  dated  May  18,  2006

10.5(6)    Stock  Purchase  Warrant  with  DLC  dated  May  18,  2006

10.6(6)    Registration  Rights  Agreement  with  DLC  dated  May  18,  2006

10.7(7)    Amendment  Letter  with  DLC  dated  January  2,  2006

10.8(9)    Employment  Agreement  with  Michael  S.  Pagnano

10.9(9)    Television  Distribution  Agreement

10.10*     Addendum  to  Convertible  Debenture  and  Warrant to Purchase Common
           Stock

10.11*     Consulting  Agreement

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

(9) Filed as Exhibits to our Report on Form 10-QSB, filed with the Commission on August 21, 2006, and incorporated herein by reference.

(10) Filed as an Exhibit to our Report on Form 8-K, filed with the Commission on August 28, 2006, and incorporated herein by reference.

(11) Filed as an Exhibit to our Amendment No. 1 to our Form S-8 filed with the Commission on October 4, 2006, and incorporated herein by reference.

B) REPORTS ON FORM 8-K:

We filed the following Reports on Form 8-K during the three months ended September 30, 2006:

o We filed a report on Form 8-K on July 5, 2006, to report that we filed an amended Certificate of Designations to increase the number of shares of our Series A Preferred Stock.

o We filed a report on Form 8-K on August 28, 2006, to report the fact that we filed a Certificate of Amendment to our Articles of Incorporation to change our name to WGL Entertainment Holdings, Inc. and to authorize 10,000,000,000 shares of common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WGL ENTERTAINMENT HOLDINGS, INC.
                             --------------------------------

DATED: November 20, 2006     By: /s/ Michael S. Pagnano
                                 ------------------------
                                 Michael S. Pagnano
                                 Chief Executive Officer