Form 10KSB
WGL ENTERTAINMENT HOLDINGS, INC.
filed 2007-07-24
CIK 1171176

WGL ENTERTAINMENT HOLDINGS, INC

(Formerly The World Golf League Inc)

Financial Statements

December 31, 2006 and 2005

TABLE OF C O N T E N T S

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC)
BALANCE SHEET
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
	UNAUDITED	AUDITED
ASSETS
Current Assets

Cash and cash equivalents	8,601	-
Advance to repurchase stock	-	37,500
Accounts Receivable	124,000	-
Total current assets	132,601	37,500

Fixed Assets

Property and equipment , net of accumulated Depreciation of $13,977 and $13,278, respectively	11,858	14,476
Film Production	682,827	642,349
Other assets	1,875	1,875
Deferred Financing Costs	50,000	-
TOTAL ASSETS	879,161	696,200

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	78,573	125,694
Accrued Liabilities	83,381	81,205
Total Current Liabilities	161,954	206,899

Long Term Liabilities
Advance from related party	436,322	20,000
Bank Overdraft		10,738
N/P to former winners	274,081	281,081
Convertible Debentures	536,045	199,456
Con Deb Derivative Liability	780,282	1,637,344
Total Liabilities	2,188,684	2,355,518

Stockholders¡¦ Deficit
Series A Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;10,000,000 and 1,000,000 shares issued at December 31,2006 and 2005 respectively	10,000	1,000.00
Common Stock, $0.001 par value per share; 10,000,000,000 shares authorized; 5,201,138,996 and 1,280,689,054 shares issued and outstanding at December 31, 2006 and 2005 respectively	5,201,139	1,280,689
Additional paid in capital	14,110,619	13,808,928
Unissued Common Stock	61,137	61,137
Treasury Stock, at cost 2,576,817 shares	(162,018)	(162,018)
Accumulated deficit	(21,530,400)	(16,649,054)
Total stockholders' Equity (deficit)	(1,309,523)	(1,659,318)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (EQUITY)	879,161	696,200.

See Summary of Significant Accounting Policies and Notes to Financial Statements

WGL ENTERTAINMENT HOLDINGS, INC. (FORMERLY THE WORLD GOLF LEAGUE, INC)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
Table of Contents	2006	2005
	UNAUDITED	AUDITED
REVENUE
Membership fee revenue	11,097	553,948

Total Revenue	11,097	553,948
Operating, General and administrative expenses	3,208,536	2,952,272
Net Loss from operations	(3,197,439)	(2,398,324)
Other Income (expense)
Interest Expense	(630,739)	(739,457)
Gain on Derivative Liability	247,142	-
Gain/Loss on Debt Extinguishment	(274,224)	-
Other income	30,073	117,681
Other expenses	(56,157)	-
Net Other Income	(3,881,344)	(3,020,100)

Weighted average shares outstanding	5,852,267,504	253,660,882

Net loss per share	(0.010)	(0.012)

See Summary of Significant Accounting Policies and Notes to Financial Statements

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC) STATEMENT OF STOCKHOLDERS EQUITY DEFICIT (Unaudited) Table of Contents
	Preferred Stock		Common Stock		Additional Paid in Capital	Unissued Common stock	Treasury Stock	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Par Value
Balance as of December 31, 2004	1,000,000	$ 1,000	491,454,304	$ 491,454	$12,196,556	$23,111	$(162,018)	$(13,628,954)	$(1,078,0851)

Common stock issued for services	-	-	374,798,412	374,798	1,271,029	45,026	-	-	1,690,853
Issuance of unissued common stock	-	-	7,000,000	7,000	-	(7,000)	-	-	-
Common stock issued for Conversion of debentures and exercise of warrants	-	-	412,555,582	412,556	336,224	-	-	-	748,780
Cancellation of common stock	-	-	(5,119,244)	(5,119)	5,119	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(3,020,100)	(3,020,100)
Balance as of December 31, 2005	1,000,000	$1,000	1,280,689,054	$1,280,689	$13,808,928	$61,137	$(162,018)	$ (16,649,054)	$ (1,659,318)

Common stock issued for services	-	-	1,101,911,705	1,101,912	304,457	-	-	-	1,406,369
Preferred stock issued for services	9,000,000	9,000	-	-	1,851,000	-	-	-	1,860,000
Convertible Debenture and Warrants	-	-	874,713,000	874,713	(771,814)	-	-	-	102,899
Purchase of warrants and options	-	-	1,943,825,000	1,943,825	(1,095,921)	-	-	-	847,902
Correction to Derivative Liability					13,972				13,972
Net Loss, December 31,2006								(3,881,344)	(3,881,344)

Balance as of December 31,2006	10,000,000	$10,000	5,201,138,996	$5,201,139	$14,110,622	$61,139	$(162,018)	$(20,530,398)	$(1,309,520)

See Summary of Significant Accounting Policies and Notes to Financial Statements

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,2005

	2006	2005
	UNAUDITED	AUDITED
Cash Flows From Operating Activities
Net income (loss)	(3,881,344)	(3,020,100)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation and Amortization	2,663	3,300
Amortization of Discount on Convertible debentures	254,054	86,389
Gain on Derivative Liability	(247,142)	558,652
Gain/Loss on Debt Extinguishment	274,224	-
Shares issued for Services	3,266,369	1,690,853
Changes in:
Accounts Receivable	(124,000)
Accounts payable	(47,122)	73,148
Other Assets	(50,000)	(18,826)
Bank Overdraft	(10,738)	10,738
Accrued Expenses	142,445	(93,458)
Deferred Revenues	-

Net Cash (Used)Provided by Operating Activities	(420,595)	(709,304)

Cash Flows from Investing Activities
Capital Expenditures	(45)	(1,319)
Increase in Film Production Cost	(40,478)	(642,349)

Net Cash used in Investing Activities	(40,523)	(643,668)

Cash Flows from Financing Activities
Advance to purchase Treasury Stock	37,500	-
Payments on Advance from Related party	-	-
Advance from Related Party	276,053	20,000
Net payment to Prize winners	(7,000)	(36,093)
Proceeds from exercise of warrants	847,900
Proceeds from Issuance of New Debt	294,259	604,912
Proceeds from issuance of common stock		748,780
Debt repayment	(978,997)	-

Net cash Provided in (Used)in Financing Activities	469,719	1,337,599

Net Increase (Decrease) in Cash	8,601	(15,373.)
Cash at beginning of year	-	15,373
Cash at end of year	8,601	-

See Summary of Significant Accounting Policies and Notes to Financial Statements

NOTE A - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

Cash and Cash Equivalents

WGL considers all short term deposits with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to seven years.  The costs of major improvements are capitalized.  Expenditures for maintenance, repairs and minor improvements that do not extend the useful life are expensed as incurred.  When property and equipment are sold or retired, the cost and related accumulated depreciation are removed and the resulting gain or loss is included in results of operations.

Stock  Based  Compensation

WGL  accounts for  stock compensation arrangements under the provisions of Accounting  Principles  Board  ("APB")  No.  25  "Accounting for Stock Issued to Employees".  We  provide  disclosure  in  accordance  with  the  disclosure-only provisions  of  Statement  of  Financial  Accounting  Standard  ("SFAS") No. 123 "Accounting  for  Stock-Based  Compensation". Accordingly, the fair value of stock based fees granted to consultants is expensed as the services are performed.

Derivative Valuation

The  market  value  of the  derivative liabilities are estimated using a lattice based  probability  weighted average cash flow model taking into account various probabilities  relating  to  certain  events  happening.  The debentures contain compound embedded derivatives and the valuation method incorporates various assumptions based on what the likelihood of occurrence to be on each of the derivative elements.

Income Taxes

The financial statements are prepared in conformity with the liability method of accounting for income taxes whereby deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates that will be in effect when the differences are expected to reverse.  A valuation allowance is provided, if necessary, to reduce deferred income tax assets to their estimated realizable value.

Use of Estimates

The preparation of  financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note B ¡V Property and Equipment

Propery,plant and equipments as of December 31,2006 and 2005 consisted of the following:

Description	Life	2006	2005
Leasehold improvements	7	$ 2,060	$ 2,060
Equipment	7	$15,795	$13,713
Furniture & fixtures	7	$ 7,981	$11,981

Note C ¡V Capitalized Film Production Costs

Capitalized  film  production  costs  as  of  December  31,  2006 of $682.827 and $642,349 represent the costs to produce a reality television production of a World Golf League golf  tournament.  World  Golf League plans to distribute the production in future periods for the generation of revenues. The total amount of the film production  costs has been capitalized and costs are expected to be charged against  the  future  revenues  based on the income-forecast method through which  costs  are  applied  to  revenue  base don a forecast of anticipated future revenues to be generated. World Golf League has no experience in the  production  or  distribution  of  television  based  reality  television

Note D ¡V Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses as of December 31,2006 and 2005 consisted of the following (in thousands):

Description	2006	2005
Trade	$ 78,573	$125,694
Accrued interest payable	$ 68,936	$ 39,789
Legal Settlement Payable	$ 818	$ 10,750
Other	$ 13,627	$ 23,303

Note E ¡V Debt

Note Payable

Current notes payable at December 31, 2006 and 2005, respectively, consisted of the following:

Description	2006	2005
Note payable to former winner which represent notes entered into with winners of the 2001 World Golf League National Tournament with aggregate original principal in the amount of $300,000; bearing interest at 5% per annum. The amounts are in default and due on demand.	$274,081	$281,081

Convertible Debentures

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

In  May  2006, WGL Entertainment issued $400,000 of Convertible Debentures ("May 2006  debentures.")  The  May 2006 debenture bears interest at 10% until paid or converted  into  shares of our common stock and is due in May 2009. The May 2006 debenture  has  a Stock Purchase Warrant to purchase an aggregate of 700,000,000 shares  of  our  common  stock at an exercise price of $0.004 per share .

In November 2006, WGL extinguished the 2005 convertible note and issued new convertible notes with principal  of $795,252. and  interest at the rate of 6% per annum. At December 31,2006, the outstanding balance is $743,802 in principal .

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

At  December 31,  2006,  the  market  value  of  the 2004 debenture derivative liability  was  $356,064 and  the  market  value of the 2006 debenture derivative liability  was  $351,571.

Note F ¡V Stockholders¡¦ Equity

Common Stock

During the year ended December 31, 2006, WGL filed an amended Certificate of Designation, increasing its common stocks from  2,500,000,000 shares to 10,000,000,000 shares.

WGL issued 1,101,911,705 shares to consultants for services and during the year ended December 31,2006. These shares were recorded at the fair market value of $3,266,369 on the date of the consulting agreements and included in general and administrative expenses.

There were no equity transactions during the year ended December 31,2006 and 2005 other than shares issued to consultants for services and exercises of options and warrants by creditors.

Preferred Stock

On August 16, 2006 WGL filed an Amended Certificate of Designation of our series A Preferred Stock from 5,000,000 shares to 10,000,000. On July 5, 2006, WGL issued 5,000,000 shares to our Chief Executive officer and Director, of our Series A Preferred Shares. He previously held 5,000,000 shares of our Series A Preferred Stock, and as a result of the additional issuance, he now holds 10,000,000 shares of Series A Preferred Stock. The preferred shares were issued at $0.05 a share and recorded as professional expenses in statement of operation.

Debt Conversion

During the year ended December 31,2005, WGL issued 412,555,582 common stock shares for conversion of debentures and exercise of warrants.

During the year ended December 31,2006, DLC converted principal of $95,262 into common stock and interest accrued thereon in the amount of approximately $4,767.

GGI converted $7,627 in principal into equity and interest accrued thereon in the amount of approximately $10,677.

Warrants and Options Exercised

During the year ended December 31, 2006, options to purchase 1,038,500,000 shares were exercised at the exercise price of $0.00022 per share.

Note G ¡V Related Party

During the year ended December 31,2006, WGL borrowed $276,053 from one of its officers. The loans payable on demand and has no stated interest rate.

NOTE H - CONCENTRATIONS OF CREDIT RISK

WGL has a concentration of credit risk primarily related to accounts receivable balances, which are generally not collateralized