Form 10KSB/A
period 2006-12-31
WGL ENTERTAINMENT HOLDINGS, INC.
filed 2007-08-20
CIK 1171176

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC

(Formerly The World Golf League Inc)

Financial Statements
(UNAUDITED)

December 31, 2006 and 2005

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

C O N T E N T S

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC)
BALANCE SHEET
December 31, 2006 and 2005
(UNAUDITED)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,601	$-
Advance to repurchase stock	-	37,500
Accounts Receivable	124,000	-
Total current assets	132,601	37,500

Fixed Assets
Property and equipment , net of accumulated Depreciation of $13,978 and $13,278, respectively	11,858	14,476
Film Production	682,827	642,349
Other assets	1,875	1,875
Deferred financing costs	50,000	-
TOTAL ASSETS	$879,161	$696,200

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$78,573	$125,694
Accrued liabilities	83,381	81,205
Advance from related party	436,322	20,000
Bank overdraft		10,738
Note payable to former winners	274,081	281,081
Convertible debentures, net of discount of $___ and $618,456, respectively	536,045	199,456
Convertible debenture derivative liability	780,282	1,637,344
Total current liabilities	2,188,683	2,355,518
Total liabilities	2,188,683	2,355,518

Stockholders’ Deficit
Series A Preferred stock, $0.001 par value per share; 10,000,000 shares authorized;10,000,000 and 1,000,000 shares issued at December 31,2006 and 2005 respectively	10,000	1,000
Common Stock, $0.001 par value per share; 10,000,000,000 shares authorized; 5,201,138,996 and 1,280,689,054 shares issued at December 31, 2006 and 2005 respectively; 5,198,562,179 and 1,278,112,237 shares outstanding at December 31, 2006 and 2005 respectively	52,011	12,807
Additional paid in capital	19,320,271	15,137,336
Unissued common stock	611	611
Treasury stock, at cost, 2,576,817 shares	(162,018)	(162,018)
Accumulated deficit	(20,530,398)	(16,649,054)
Total stockholders' Equity (deficit)	(1,309,523)	(1,659,318)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$879,161	$696,200.

See Summary of Significant Accounting Policies and Notes to Financial Statements

WGL ENTERTAINMENT HOLDINGS, INC. (FORMERLY THE WORLD GOLF LEAGUE, INC)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(UNAUDITED)
	2006	2005
REVENUE
Membership fee revenue	$11,097	$553,948

Total Revenue	11,097	553,948
Operating, general and administrative expenses	3,208,536	2,952,272
Net loss from operations	(3,197,439)	(2,398,324)
Other Income (expense)
Interest Expense	(630,739)	(739,457)
Gain on Derivative Liability	247,142	-
Gain/Loss on Debt Extinguishment	(274,224)	-
Other income	30,073	117,681
Other expenses	(56,157)	-
Net Other Income	$(3,881,344)	$(3,020,100)

Weighted average shares outstanding	27,554,059	253,609

Net loss per share	$(0.141)	$(1.191)

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC) STATEMENT OF STOCKHOLDERS EQUITY DEFICIT (Unaudited)
	Preferred Stock		Common Stock		Additional Paid in Capital	Unissued Common stock	Treasury Stock	Accumulated Deficit	Total Equity
	Shares	Par Value	Shares	Par Value
Balance as of December 31, 2004 (post split)	1,000,000	$ 1,000	491,454,304	$ 4,915	$12,705,975	$231	$(162,018)	$(13,628,954)	$(1,078,851)

Common stock issued for services	-	-	374,798,412	3,748	1,686,655	450	-	-	1,690,853
Issuance of unissued common stock	-	-	7,000,000	70	-	(70)	-	-	-
Common stock issued for conversion of debentures and exercise of warrants	-	-	412,555,582	4,126	744,654	-	-	-	748,780
Cancellation of common stock	-	-	(5,119,244)	(51)	51	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,020,100)	(3,020,100)
Balance as of December 31, 2005	1,000,000	$1,000	1,280,689,054	$12,808	$15,137,335	$611	$(162,018)	$ (16,649,054)	$ (1,659,318)

Common stock issued for services	-	-	1,004,139,792	10,041	295,386	-	-	-	305,428
Stock options issued for services	-	-	-	-	228,470	-	-	-	228,470
Preferred stock issued for services	9,000,000	9,000	-	-	1,851,000	-	-	-	1,860,000
Common stock issued for conversion of debentures and exercise of warrants	-	-	2,818,538,237	28,185	831,074	-	-	-	859,259
Common stock issued for private placement	-	-	58,460,543	585	19,876	-	-	-	20,461
Common stock issued for commitment fee			40,000,000	400	15,600				16,000
Reduction in derivative liability for conversion of debentures and exercise of warrants					936,073				936,079
Warrants issued for private placement					55,442				55,442
Common stock cancelled			(688,630)	(7)	(49,993)				(50,000)
Net loss								(3,881,344)	(3,881,344)

Balance as of December 31,2006	10,000,000	$10,000	5,201,138,996	$52,011	$19,320,271	$611	$(162,018)	$(20,530,398)	$(1,309,523)

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC (FORMERLY THE WORLD GOLF LEAGUE, INC)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,2005
(UNAUDITED)

	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(3,881,344)	$(3,020,100)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation and Amortization	2,663	3,300
Amortization of Discount on Convertible debentures	254,054	86,389
Gain on Derivative Liability	(247,142)	558,652
Gain/Loss on Debt Extinguishment	274,224	-
Shares issued for Services	3,266,369	1,690,853
Changes in:
Accounts Receivable	(124,000)
Accounts payable	(47,122)	73,148
Other Assets	(50,000)	(18,826)
Bank Overdraft	(10,738)	10,738
Accrued Expenses	142,445	(93,458)
Deferred Revenues	-

Net Cash (Used)Provided by Operating Activities	$(420,595)	$(709,304)

Cash Flows from Investing Activities
Capital Expenditures	(45)	(1,319)
Increase in Film Production Cost	(40,478)	(642,349)

Net Cash used in Investing Activities	$(40,523)	$(643,668)

Cash Flows from Financing Activities
Advance to purchase Treasury Stock	37,500	-
Payments on Advance from Related party	-	-
Advance from Related Party	276,053	20,000
Net payment to Prize winners	(7,000)	(36,093)
Proceeds from exercise of warrants	847,900
Proceeds from Issuance of New Debt	294,259	604,912
Proceeds from issuance of common stock		748,780
Debt repayment	(978,997)	-

Net cash Provided in (Used)in Financing Activities	$469,719	$1,337,599

Net Increase (Decrease) in Cash	$8,601	$(15,373.)
Cash at beginning of year	-	15,373
Cash at end of year	$8,601	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Membership revenue is recognized ratably over the membership period which is typically from the date the individual becomes a member through the completion of the national golf tournament which marks the end of each membership period.

Revenue in connection with The WGL Million Dollar Shootout, or any other television shows we may choose to produce in the future, will be recognized when licensing  fees  are  paid  to  the  Company.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method.  WGL has elected to adopt the provisions of SFAS No. 123R effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

As permitted under SFAS No. 123, the Company elected to follow APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees through December 31, 2004.  Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price.

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

NOTE B - GOING CONCERN

WGL Entertainment has incurred losses totaling $21,530,398 through December 31, 2006, and had negative working capital at December 31, 2006.  Because of these conditions, WGL Entertainment will require additional working capital to continue operations and develop the business.  WGL Entertainment intends to raise additional working capital through continued financing arrangements with its current debenture holders, private placements and public offerings.

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

Note C – Property and Equipment

Property, plant and equipment as of December 31, 2006 and 2005 consisted of the following:

Description	Life	2006	2005
Leasehold improvements	7	$ 2,060	$ 2,060
Equipment	7	$15,795	$13,713
Furniture & fixtures	7	$ 7,981	$11,981

Note D – Capitalized Film Production Costs

Capitalized film production costs as of December 31, 2006 and 2005 of $682,827 and $642,349, respectively, represent the costs to produce a reality television production of a World Golf League golf tournament.  WGL plans to distribute the production in future periods for the generation of revenues. The total amount of the film production  costs has been capitalized and costs are expected to be charged against  the  future  revenues  based on the income-forecast method through which  costs  are  applied  to  revenue  base don a forecast of anticipated future revenues to be generated. World Golf League has no experience in the  production  or  distribution  of  television  based  reality  television

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

Note E – Accounts Payable and Accrued Expenses

Accounts Payable and accrued expenses as of December 31, 2006 and 2005 consisted of the following:

Description	2006	2005
Trade	$ 78,573	$125,694
Accrued interest payable	$ 68,936	$ 39,789
Legal settlement payable	$ 818	$ 10,750
Other	$ 13,627	$ 30,666

Note F – Debt

Note Payable

Current notes payable at December 31, 2006 and 2005, respectively, consisted of the following:

Description	2006	2005
Note payable to former winner - which represent notes entered into with winners of the 2001 World Golf League National Tournament with aggregate original principal in the amount of $300,000; bearing interest at 5% per annum. The amounts are in default and due on demand.	$274,081	$281,081

Convertible Debentures

2004 Debentures
On June 4, 2004, WGL issued $250,000 of Convertible Debentures ("2004 Debentures") with 2,500,000 warrants.  The 2004 Debentures were fully funded in 2004. The 2004 Debentures bear interest at 7% per year payable monthly in cash or common stock at the holder’s option.  They are convertible at the holder’s option into WGL common stock at a conversion price equal to the lesser of (1) $0.25 or (2) 80% of the average of the five lowest volume weighted average prices during the twenty days prior to the holder’s election to convert. During the third quarter of 2006, there was $1,000 conversion of the debentures. This conversion was rescinded and reversed during the fourth quarter of 2006.  The 2004 Debentures became due on June 4, 2006, but in August 2006, the terms were extended to June 10, 2007.  At that time, the face amount of the 2004 Debentures was $143,506.  The modification was accounted for as a debt extinguishment and establishment of "new debt" under EITF 96−19, "Debtor's Accounting for a Modification of Exchange of Debt Instrument." As a result a gain on extinguishment was recorded in the amount of $180,113 and a new convertible debenture was recorded in the amount of $143,506 with a new discount associated with the market value of the new market value of the embedded derivative liability.  During the fourth quarter of 2006, WGL issued 128,313,333 shares of common stock in connection with the conversion of $2,000 of 2004 Debentures.  The face value of the modified 2004 Debentures at December 31, 2006 was $141,506 with an unamortized discount of $118,226 resulting in a carrying amount of $23,280.

The 2,500,000 warrants issued in connection with the 2004 Debentures have a strike price of $1.00 per share and expire three years from the date of issuance.  These warrants are to be exercised in conjunction with each conversion of the 2004 Debentures.  WGL issued 20,000 shares of common stock in exchange for proceeds of $20,000 in connection with the conversion of $2,000 face value of the 2004 Debentures during the year ended December 31, 2006.

2005 Debentures
On October 13, 2005, WGL Entertainment issued $700,000 of Convertible Debentures ("2005 Debentures") with 500,000,000 warrants that were fully funded.  The debenture bears interest at 8% per year payable monthly in cash or common stock at the debenture holder’s option.  The debentures mature on October 13, 2007 and are convertible, at the option of the holder, into common stock of WGL at a conversion price equal to the lesser of (1) $0.25, (2) 70% of the average of the five lowest volume weighted average prices during the twenty days prior to the holder’s election to convert, or (3) 70% of the volume weighted average price for the trading day prior to the holder’s election to convert.  Effective January 2006, the Company amended its agreement to change from 500,000,000 warrants to 200,000,000 warrants.  No  interest  was  paid for the quarter and no warrants  were  converted  during the quarter. There are no warrants outstanding under  the 2005 debenture.

The 2,500,000 warrants issued in connection with the 2004 Debentures have a strike price of $1.00 per share and expire three years from the date of issuance.  These warrants are to be exercised in conjunction with each conversion of the 2004 Debentures.  WGL issued 20,000 shares of common stock in exchange for proceeds of $20,000 in connection with the conversion of $2,000 face value of the 2004 Debentures during the year ended December 31, 2006.

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

Note G – Stockholders’ Equity

Common Stock

During the year ended December 31, 2006, WGL filed an amended Certificate of Designation, increasing its common stocks from 2,500,000,000 shares to 10,000,000,000 shares.

WGL issued 1,101,911,705 shares of common stock to consultants for services and during the year ended December 31, 2006. These shares were recorded at the fair market value of $1,406,369 on the date of the consulting agreements and included in general and administrative expenses.

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

Note H – Related Party

During the year ended December 31,2006, WGL borrowed $276,053 from one of its officers. The loans payable on demand and has no stated interest rate.

NOTE I - CONCENTRATIONS OF CREDIT RISK

WGL has a concentration of credit risk primarily related to accounts receivable balances, which are generally not collateralized