Form 10QSB
period 2007-03-31
WGL ENTERTAINMENT HOLDINGS, INC.
filed 2007-08-20
CIK 1171176

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC.

(Formerly The World Golf League Inc)

Financial Statements
(UNAUDITED)

MARCH 31, 2007 AND 2006

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

C O N T E N T S

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC
BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$1,681	$8,601
Accounts receivable	-	124,000

Total current assets	1,681	132,601

Property and equipment , net of accumulated depreciation of $14,643 and $13,978, respectively	11,192	11,858
Film production	682,827	682,827
Other assets	1,875	1,875
Deferred financing costs	-	50,000

Total Assets	$697,575	$879,161
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$79,073	$78,573
Accrued Liabilities	110,582	83,381
Advance from related party	448,147	436,322
Bank overdraft		-
Notes payable to former winners	272,581	274,081
Convertible Debentures, net of discount of $279,619 and $350,263 respectively	319,434	536,045
Convertible debentures derivative liability	571,296	780,282
Total Liabilities	1,801,112	$2,188,683
Stockholders' deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, issued and outstanding	10,000	10,000
Common stock; $0.001 par value; 10,000,000,000 shares authorized;	481,695	52,011
Additional paid in capital	19,670,780	19,320,271
Unissued common stock	611	611
Treasury stock; 25,769 shares at cost	(162,018)	(162,018)
Accumulated deficit	(21,104,606)	(20,530,398)

Total stockholders' deficit	(1,103,542)	(1,309,523)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$697,575	$879,161

See Summary of Significant Accounting Policies and Notes to Financial Statements

WGL ENTERTAINMENT HOLDINGS, INC
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	2007	2006
REVENUE
Membership fee revenue	$-	$11,097

Total Revenue	-	11,097

Operating, general and administrative expenses	550,878	3,208,536
Net loss from operations	(550,878)	(3,197,439)

Other income (expense)
Interest expense	(63,011)	(630,739)
Gain (loss) on derivative liability	(70,027)	247,142
Gain on debt extinguishment	153,966	(274,224)
Registration rights expense	(50,700)	-
Other income	8,700	30,073
Other expenses	(2,258)	(56,157)
Net loss	$(574,208)	$(3,881,344)

Weighted average shares outstanding – Basic and fully-diluted	138,210,152	27,544,059

Net loss per share – Basic and fully-diluted	$(0.004)	$(0.141)

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Unissued Common	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Deficit	Total Equity
Balance , December 31, 2006	10,000,000	$ 10,000	52,011,390	$ 52,011	$ 19,320,271	$ 611	$ (162,018)	$ (20,530,398)	$ (1,309,523)

Common stock issued for services	-	-	325,300,000	325,300	11,360	-	-	-	336,660

Common stock issued for conversion of debentures	-	-	104,383,102	104,384	180,871	-	-	-	285,255

Common stock issued for exercise of warrants	-	-	364	-	36,363	-	-	-	36,363

Reduction of derivative liability for conversion of debentures and exercise of warrants	-	-	-	-	121,911	-	-	-	(378,089)

Net loss	-	-	-	-	-	-	-	(574,208)	(574,208)

Balance, March 31, 2007	10,000,000	$ 10,000	481,694,856	$ 481,695	$ 19,170,776	$ 611	$ (162,018)	$ (21,104,606)	$ (1,603,542)

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

WGL ENTERTAINMENT HOLDINGS, INC
STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash Flows From Operating Activities
Net income (loss)	$(574,208)	$(3,881,344)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities
Depreciation and Amortization	666	2,663
Amortization of Discount on Convertible debentures	65,011	254,054
Gain on Derivative Liability	44,536	(247,142)
Gain/Loss on Debt Extinguishment	(127,974)	274,224
Shares issued for Services	336,660	3,266,369
Changes in:
Accounts Receivable	124,000	(124,000)
Accounts payable	501	(47,122)
Other Assets	50,000	(50,000)
Bank Overdraft		(10,738)
Accrued Expenses	39,025	142,445

Net Cash (Used)Provided by Operating Activities	$(41,783)	$(420,591)

Cash Flows from Investing Activities
Capital Expenditures		(45)
Increase in Film Production Cost		(40,478)

Net Cash used in Investing Activities	$-	$(40,523)

Cash Flows from Financing Activities
Advance to purchase Treasury Stock		37,500
Advance from Related Party		276,053
Net payment to Prize winners	(1,500)	(7,000)
Proceeds from exercise of warrants	36,363	847,900
Proceeds from Issuance of New Debt		294,259
Debt repayment		(978,997)

Net cash Provided in (Used)in Financing Activities	$34,863	$469,715
		-

Net Increase (Decrease) in Cash	$(6,920)	$8,601

Cash at beginning of year	8,601	-

Cash at end of year	$1,681	$8,601

See Summary of Significant Accounting Policies and Notes to Financial Statements

        OUR AUDITORS HAVE NOT AUDITED OR REVIEWED THESE FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim financial statements of WGL Entertainment Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the annual financial statements and notes thereto contained in WGL Entertainment Inc.’s latest Annual Report filed with the SEC on Form 10-KSB/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the annual financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB/A have been omitted.

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

NOTE B - GOING CONCERN

WGL Entertainment has incurred losses totaling $574,208 through March 31, 2007, and had negative working capital at March 31, 2007.  Because of these conditions, WGL Entertainment will require additional working capital to continue operations and develop the business.  WGL Entertainment intends to raise additional working capital through continued financing arrangements with its current debenture holders and private placements.

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

Note C – Property and Equipment

Property, plant and equipments as of March 31, 2007 and December 31, 2005 consisted of the following:

Description	Life	2007	2006
Leasehold improvements	7	$ 2,060	$ 2,060
Equipment	7	$15,795	$15,795
Furniture & fixtures	7	$ 7,981	$7,981
Less: Accumulated Depreciation		($14,643)	($13,977)
Net book valued		$11,192	$11,858

Note D – Capitalized Film Production Costs

Capitalized film  production  costs  as  of  December  31,  2006 of $682.827 and $642,349 represent the costs to produce a reality television production of a World Golf League golf  tournament.  World  Golf League plans to distribute the production in future periods for the generation of revenues. The total amount of the film production  costs has been capitalized and costs are expected to be charged against  the  future  revenues  based on the income-forecast method through which  costs  are  applied  to  revenue  base don a forecast of anticipated future revenues to be generated. World Golf League has no experience in the  production  or  distribution  of  television  based  reality  television

Note E – Stockholders’ Equity

Common Stock

In February 2007, WGL effected a 1 for 100 reverse stock split.  All current and prior year share amounts have been adjusted to reflect post-split share and per share amounts.

Debt Conversion

During the year ended December 31,2006, DLC converted principal of $95,262 into common stock and interest accrued thereon in the amount of approximately $4,767.

GGI converted $7,627 in principal into equity and interest accrued thereon in the amount of approximately $10,677.

During the quarter ended March 31, 2007,  DLC and GGI converted principal total of $285,255 and interest accrued thereon in the amount of approximately $13,179.

Warrants and Options Exercised

During the year ended December 31, 2006, options to purchase 1,038,500,000 shares were exercised at the exercise price of $0.00022 per share.

During the quarter ended March 31, 2007, options to purchase 36,363 shares were exercised at the exercise price of $1 per share.

NOTE F - CONCENTRATIONS OF CREDIT RISK

WGL has a concentration of credit risk primarily related to accounts receivable balances, which are generally not collateralized